Form 10-K
period 2008-12-31
OSI COLLECTION SERVICES INC; OSI EDUCATION SERVICES INC; NCOP III, Inc.; NCOP II, Inc.; NCOP I, Inc.; NCOP Nevada Holdings, Inc.; NCOP/Marlin, Inc.; NCOP Capital Resource, LLC; NCOP Services, Inc.; NCO ACI Holdings, Inc.
filed 2009-03-31
CIK 1029315, 1029318, 1396887, 1396888, 1396889, 1396891, 1396892, 1396893, 1396894, 1396896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 333-150885

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0786880
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

507 Prudential Road, Horsham, Pennsylvania	19044
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (215) 441-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

The number of shares of each of the registrant’s classes of common stock outstanding as of March 31, 2009 was: 2,936,885 shares of Class A common stock, $0.01 par value, and 400,894 shares of Class L common stock, $0.01 par value.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company” or “NCO” refers to NCO Group, Inc., and its subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to:

•                  the Company’s expected future results of operations;

•                  economic conditions;

•                  the Company’s business and growth strategy;

•                  fluctuations in quarterly operating results;

•                  the integration of acquisitions;

•                  the final outcome of the Company’s litigation with its former landlord;

•                  the effects of terrorist attacks, war and the economy on the Company’s business;

•                  expected increases in operating efficiencies;

•                  anticipated trends in the business process outsourcing industry, referred to as BPO;

•                  estimates of future cash flows and allowances for impairments of purchased accounts receivable;

•                  estimates of intangible asset impairments and amortization expense of customer relationships and other intangible assets;

•                  the effects of legal proceedings, regulatory investigations and tax examinations;

•                  the effects of changes in accounting pronouncements; and

•                  statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. These statements are based on assumptions and assessments made by the Company’s management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Forward-looking statements are not guarantees of the Company’s future performance and are subject to risks and uncertainties and may be affected by various factors that may cause actual results, developments and business decisions to differ materially from those in the forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include:

•                  risks related to the instability in the financial markets;

•                  risks related to adverse capital and credit market conditions;

•                  the ability of governmental and regulatory bodies to stabilize the financial markets;

•                  risks related to the domestic and international economies;

•                  risks related to derivative transactions;

•                  risks related to the Company’s ability to grow internally;

•                  risks related to the Company’s ability to compete;

•                  risks related to the Company’s substantial indebtedness and its ability to service such debt;

•                  risks related to the Company’s ability to meet liquidity needs;

•                  the risk that the Company will not be able to implement its growth strategy as and when planned;

•                  risks associated with growth and acquisitions;

•                  the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions;

•                  fluctuations in quarterly operating results;

•                  risks related to the timing of contracts;

•                  risks related to purchased accounts receivable;

•                  risks related to possible impairment of goodwill and other intangible assets;

•                  the Company’s dependence on senior management;

•                  risks related to security and privacy breaches;

•                  risks related to union organizing efforts at the Company’s facilities;

•                  risks associated with technology;

•                  risks related to the final outcome of the Company’s litigation with its former landlord;

•                  risks related to litigation, regulatory investigations and tax examinations;

•                  risks related to past or possible future terrorist attacks;

•                  risks related to natural disasters or the threat or outbreak of war or hostilities;

•                  the risk that the Company will not be able to improve margins;

•                  risks related to the Company’s international operations;

•                  risks related to the availability of qualified employees, particularly in new or more cost-effective locations;

•                  risks related to currency fluctuations;

•                  risks related to reliance on independent telecommunications service providers;

•                  risks related to concentration of the Company’s clients in the financial services, telecommunications and healthcare sectors;

•                  risks related to potential consumer resistance to outbound services;

•                  risks related to the possible loss of key clients;

•                  risks related to changes in government regulations affecting the teleservices and telecommunications industries;

The Company can give no assurance that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise. For additional information concerning the risks that affect us, see “Part I. — Item 1A. Risk Factors” of this Report on Form 10-K.

PART I

Item 1.                                   Business

General

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings, Inc., a Delaware corporation founded in 2006 and controlled by One Equity Partners and its affiliates, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Subsequent to the date of the Transaction, NCO Group, Inc. was merged with and into Collect Holdings, Inc., and Collect Holdings, Inc. was renamed NCO Group, Inc.

We are a holding company and conduct substantially all of our business operations through our subsidiaries. NCO is a leading provider of business process outsourcing services, referred to as

BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM. We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due). Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We support essential business functions across key portions of the customer life cycle including acquisition, growth, care, resolution and retention. The primary market sectors we support in our BPO business are financial services, telecommunications, healthcare, retail and commercial, utilities, education, technology, transportation/logistics and government. We also purchase and collect past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies. We operate our business in three segments: ARM, CRM and Portfolio Management.

Our extensive industry knowledge, technological expertise, management depth, international scale, broad service offerings and long-standing client relationships enable us to deliver customized solutions that help our clients reduce their operating costs, increase cash flow, and improve their customers’ experience. We provide our services through our customer-driven model that provides optimal performance, leading-edge technology, proven efficiency and quality, to a wide range of clients in North America and abroad. We currently have approximately 33,900 full and part-time employees (including approximately 1,300 non-employee personnel utilized through subcontractors) who provide our services through our network of over 100 offices in 10 countries.

Our website is www.ncogroup.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

In addition, we will provide to our investors, at no cost, paper or electronic copies of our reports and other filings (excluding exhibits) made with the SEC. Requests should be directed to:

NCO Group, Inc.

507 Prudential Road

Horsham, PA  19044

Attention:  Investor Relations

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

Industry Background

Companies are outsourcing many essential, non-core business functions in order to focus on revenue-generating activities and core competencies, reduce costs and improve productivity and service levels. In particular, many large corporations are recognizing the advantages of outsourcing accounts receivable management and customer service and support. This trend is being driven by a number of industry-specific factors, including:

•                  an increase in the complexity of collection and other customer service processes, which requires sophisticated call management and database systems for efficient operations;

•                  the lack of expertise, resources and infrastructure necessary to provide optimal customer support due to the growing scope and complexity of such activities;

•                  significant economies of scale achievable by third parties with focused capabilities; and

•                  a trend in certain industries to outsource essential, non-core functions due to competitive pressures, regulatory considerations and/or required capital expenditures.

We currently focus on the ARM and CRM segments of the BPO market. Both of these industry segments have experienced growth in recent years, driven by the increasing penetration of outsourcing services, the continuing growth in consumer and commercial debt, an increased focus on building long-term customer relationships and a shift away from large scale in-house implementations to BPO.

The BPO industry is highly fragmented in the U.S. The leading providers of BPO services are large multinational companies. We believe that many smaller competitors have insufficient capital to expand and invest in technology and are unable to meet the geographic coverage, and regulatory requirements and quality standards demanded by businesses seeking to outsource their essential, non-core business functions.

Business Strategy

Our primary business strategy is to strengthen our position in the ARM and CRM markets, and to opportunistically expand our service offerings to other complementary BPO services.

Expand our relationships with clients – An integral component of our growth strategy is focused on the expansion of existing client relationships. We plan to continue to grow these relationships and the resulting opportunities in both scale and depth. We believe these relationships will continue to transition from vendor relationships, focusing on the operational delivery of services, to strategic partnerships focused on long-term, goal-oriented delivery of services. A key focus of this strategy is leveraging existing client relationships in one market to cross-sell our services in other markets.

Enhance our operating margins – We intend to continue pursuing the following initiatives to increase profitability:

•                  standardization of systems and practices;

•                  consolidation of facilities;

•                  automation of clerical functions;

•                  utilization of near shore and offshore labor;

•                  use of statistical analysis to improve performance and reduce operating expenses;

•                  use of segmentation strategy to improve profitability; and

•                  leveraging our international size and presence.

Continuously improve business processes – We intend to continue developing and enhancing our technology and infrastructure with initiatives that improve the efficiency of our operations and enhance client service. Examples of our recent initiatives include:

• Enhanced data management and analytics:  We have implemented both client-specific and pooled segmentation models to focus better our collections efforts. These models, coupled with iterative segment-based treatment testing, provide benefits by reducing operating expense and increasing collection revenues. Segmentation allows us to focus resources on accounts with the highest likelihood of recovery, and devote less costly resources to lower probability accounts. Additionally, we began applying the use of segmentation models to make more strategic portfolio purchase decisions.

• Online access for our clients’ customers:  We implemented a self-service website to allow our clients’ customers to access their accounts with us. Customers can use the website to update their account information, request statements and make payments. We plan to expand the functionality of the website to enhance customer service and improve collections for our clients.

• Pattern recognition system:  Our pattern recognition system is designed to determine the patterns and profiles that precede customer decisions such as purchase or defection. Leveraging predictive analytic technologies increases the ability to predict customers’ behaviors, thus improving the results of the outsourced solutions we provide to our clients, as well as improving our purchased portfolio analytics, while reducing our costs.

• Technology upgrades:  We are continuously upgrading and fine-tuning our technology to meet current and future client needs, while maximizing our investment through aggressive re-use philosophy wherever possible.

• Enhanced data security: We continue to deploy both physical and system security enhancements to help ensure ongoing protection and privacy of NCO’s and clients’ data as well as network and systems hardening. We incorporate sophisticated password, access and authentication controls, and emphasize security awareness training programs.

Expand internationally – We believe that the BPO industry is gaining widespread acceptance throughout Canada, Europe, the Asia-Pacific region and Latin America. Our international expansion strategy is designed to continue to capitalize on each of these markets in the near term, as well as continue to develop access to lower-cost foreign labor. We believe we are a leading provider of BPO services in Canada, the United Kingdom, Europe and Australia. During 2008, we expanded our presence in Australia, and began providing services in Mexico, both through acquisitions. We expect to further penetrate all of these markets through increased sales of ARM and CRM services, as well as through the pursuit of accounts receivable purchasing opportunities. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets and other markets.

Continue to pursue debt purchasing opportunities – Since 1999, we have expanded our portfolio purchase platform. In 2005, we expanded our presence in the medical and utilities industries, as well as with telecommunication companies and credit card issuers. We purchased an aggregate of $126.5 million (in terms of cost) of portfolios of accounts receivable in 2008. Our strategic plan focuses on purchasing larger portfolios of accounts receivable and medical receivables, for which we currently believe there is less competition; however, we also expect that in the near future, we may limit our overall investment in portfolio purchases.

Through enhanced analysis of portfolio performance and utilizing the collections experience of our ARM business for similar classes of debt, we have been able to target the most profitable segments within available portfolios. In order to facilitate our purchase of large portfolios of accounts receivable, we have an agreement with a lender to finance such purchases on a nonrecourse basis. We also sell certain older, unresolved accounts and bankruptcy status accounts based on a low probability of payment under our collection platform and other criteria. These accounts can generally be sold currently for more than we can collect over time, net of servicing costs.

While our principal portfolios continue to be larger credit card and U.S.-based consumer receivables, we have expanded our purchases to include telecommunications, utilities, medical and international purchase opportunities.

Pursue strategic acquisition opportunities – We have developed a disciplined approach to acquisitions. We believe our approach enables us to efficiently integrate acquired businesses, personnel and facilities into our existing technology platform, personnel matrix and facilities. By leveraging our shared services and infrastructure, we facilitate the realization of cost synergies and growth of sales and earnings. We intend to evaluate and pursue strategic acquisitions on an opportunistic basis as they become available.

In January 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a third-party consumer receivable servicer. In February 2008, we acquired Outsourcing Solutions Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services. During 2008, we also acquired several smaller companies, all of which were providers of ARM services.

Our Services

We provide the following BPO services:

Accounts Receivable Management

We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due). We generate ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis and from contractual collection services and other related services.

ARM services typically include the following activities:

Engagement Planning.  We customize solutions for our clients based on a number of factors, including account size and demographics, the client’s specific requirements and our management’s estimate of the collectibility of the account. We integrate our standard processes for accounts receivable management, developed from decades of accumulated experience, to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops, and both parties evaluate the most effective means of recovering accounts receivable. Our systematic approach to accounts receivable management removes most decision making from the recovery staff and is designed to ensure uniform, cost-effective performance.

Once the approach has been defined, we electronically or manually transfer pertinent client data into our information system. When the client’s records have been established in our system, we begin the recovery process.

Account Notification.  We initiate the recovery process by forwarding a preliminary letter that is designed to seek payment of the amount due or open a dialogue with the client’s customers. This letter also serves as an official notification to each client’s customer of his or her rights as required by the Federal Fair Debt Collection Practices Act. We continue the recovery process with a series of mail and telephone notifications. Telephone representatives remind the client’s customer of their obligation, inform them that their account has been placed for collection with us and begin a dialogue to develop a payment program.

Skip Tracing.  In cases where the client’s customer’s contact information is unknown, we systematically search the U.S. Post Office National Change of Address service, consumer databases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records, and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies, and national and regional hospital chains, along with the mobility of consumers, has increased the demand for locating the client’s customers. Once we have located the client’s customer, the notification process can begin.

First Party Early Stage Delinquency Calls.  Although companies understand the importance of contacting customers early in the delinquency cycle, some do not possess the resources necessary to sustain consistent and cost-effective outbound telephone campaigns. We provide a customized, service approach to contact our clients’ customers and remind them of their obligation to pay their accounts.

We typically conduct reminder calls in the client’s name to recently past due customers and courtesy collection calls to more seriously delinquent customers. Our representatives leave courteous messages if telephone contact attempts are unsuccessful after the second day.

Third Party Collection Services.  The most common challenges encountered by companies are how to prompt seriously delinquent customers to make payment before they are charged off as uncollectible or to collect the full balance after charge-off. Our third party collection services communicate a sense of urgency to seriously delinquent customers during these periods, reducing net charge-offs and the cost of collection.

Credit Reporting.  Credit bureau reporting is used as a collection tool in accordance with NCO’s policy, applicable laws, and client guidelines. At a client’s request, we will electronically report delinquent accounts to one or more of the national credit bureaus where it will remain for a period of up to seven years. The possible denial of future credit often motivates the resolution of past due accounts.

Payment Processing.  After we receive payment from the client’s customer, depending on the terms of our contract with the client, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our collection services.

Activity Reports.  Clients are provided with a system-generated set of customized reports that fully describe all account activity and current status. These reports are typically generated monthly; however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

Quality Tracking.  We emphasize quality control throughout all phases of the accounts receivable management process. Some clients may specify an enhanced level of supervisory review and others may request customized quality reports. For example, large financial services organizations will typically have exacting performance standards which require sophisticated capabilities, such as documented complaint tracking and specialized software to track quality metrics to facilitate the comparison of our performance to that of our peers.

Customer Relationship Management

Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We design and implement customized outsourced customer care solutions including the following:

Customer Care and Retention.  Our representatives specialize in developing and maintaining the relationships that our clients value. Customer care programs vary depending upon each client’s specific goals, but often include services such as customer development and outbound and inbound calling campaigns. Our representatives handle customer care inquiries such as billing questions, product and service inquiries, and complaint resolution. We also place calls on behalf of clients in welcoming new customers, retaining current customers, delivering notifications and conducting market research or satisfaction surveys. Our programs include specialized training in order to ensure that each representative is a seamless extension of our clients’ businesses.

Customer Acquisition and Sales.  We support inbound and outbound sales efforts by conducting customized programs designed to acquire new customers, renew current customers, and win back or win over targeted customers. We execute multiple phases of the sales order process, pre- and post-sale, from answering product related questions and making sales presentations to up selling, cross selling and order processing.

Product and Technical Support.  In support of the increasing dependence of customers and businesses on technology, prompt and accurate responses to technology inquires, product-related support issues, and service related concerns has become a cornerstone to maintaining high customer satisfaction and achieving retention goals. Our product support services include help desk, troubleshooting, warranty, recall, and upgrade support. We strive for first call resolution and are committed to meeting client service level requirements. We believe that our highly trained customer contact staff is knowledgeable in all components of technical support and help desk related service requirements, and is adept at troubleshooting, evaluation and escalation procedures and resolving complaints quickly and effectively to increase our clients’ customer retention and loyalty.

Interactive Voice Response.  We use interactive voice response (IVR) technology to cost-effectively facilitate customer care for our clients. Customers can efficiently obtain account balance information, transfer funds, place an order, check status of an order, pay a bill, or answer a survey. Incoming calls are routed to representatives through systematic call transfer protocols or as a result of a toll-free number being included on customer correspondence. The process is completely automated, and if the caller wants to speak to a representative they can choose to be connected to a live NCO customer service professional. This combination of live and recorded telephone interaction benefits the customer through efficient, 24-hour service, and decreased operating costs.

Email Management.  An important component to attracting and retaining customers is easy accessibility. Our email management services allow our clients’ customers to communicate with them day or night, 24 hours a day, seven days a week. Our response generation and intelligent routing provide an efficient means to respond to customer needs while increasing our clients’ operational effectiveness and decreasing their costs.

Web Chat.  We have the ability to communicate with clients’ customers through our live Web chat service. Faster than email, our Web chat solution allows customers to interact with agents in real time. We can leverage our Web chat technology to provide customer care, answer product questions, or offer technical support.

In-Language Contact.  Our global network of call centers support all major languages, including English, Spanish, French, Arabic, Korean, Hindi, Polish, Russian, Tagalog, and numerous Asian dialects. We have a wealth of experience supporting multilingual programs and can work with clients to meet any language requirement.

Analytic Services.  We have a pattern recognition system designed to enhance client results by determining the patterns and profiles that precede customer decisions such as purchase or defection. Leveraging predictive analytic technologies increases the ability to predict customers’ behavior thus improving the results of the outsourced solutions we provide to our clients.

Portfolio Management

Our Portfolio Management business segment purchases and manages portfolios of purchased accounts receivable. With over 20 years of experience and an internal database of over 350 million customer accounts, we believe the breadth of our ARM business provides unique insight into a wide variety of credit portfolios. Additionally, our scale and proprietary valuation techniques, supported by a significant amount of historical collection data, give us critical competitive differentiation in purchasing receivables. As customers tend towards offering larger portfolios, larger participants such as ourselves are better positioned to gain market share.

Our portfolios of purchased accounts receivable consist primarily of delinquent consumer accounts receivable, which represent the unpaid debts of individuals to consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies. We typically purchase accounts that are 36 to 60 months past due. In 2008, we purchased an aggregate of $4.2 billion face amount of delinquent consumer accounts receivable for a cost of $126.5 million. Collection services for the portfolios are primarily provided to Portfolio Management by our ARM business segment.

Additional Services

We selectively provide other related services that complement our traditional ARM and CRM businesses and leverage our technological infrastructure. We believe that the following services will provide additional growth opportunities for us:

Consumer Loan Servicing.  Through our subsidiary SST, we provide consumer loan servicing for a variety of consumer assets through an end-to-end servicing model, from asset generation to deficiency collections.

Attorney Network Services.  We coordinate and implement legal collection solutions undertaken on behalf of our clients through the management of nationwide legal resources specializing in collection litigation. Our collection support staff manages the attorney relationships and facilitates the transfer of necessary documentation.

NCOePayments.  We provide our clients’ customers with multiple secure payment options, accessible via the telephone and the Internet, 24 hours a day, 365 days a year. We also provide contact center solutions utilizing our extranet technology, allowing representatives to take payments directly from the customer.

Financial Investigative Services.  We develop the information needed to profile commercial debtors and make decisions affecting extensions of credit. Our investigators uncover background and financial data using resources such as asset and liability searches, background investigations, and chain of title investigations.

Order Processing.  We support multiple phases of order processing, including answering product-related questions and making sale presentations, up selling and cross selling, order entry, and providing post-sale support.

Back Office Support.  We coordinate customizable back office solutions including billing, payment processing, medical certification, bankruptcies, and accounting.

Technology and Infrastructure

We have implemented a scalable technical infrastructure that can flexibly support growing client volume while delivering a high level of reliability and service. Our customer contact centers feature advanced technologies, including predictive dialers, automated call distribution systems, digital switching, Voice over Internet Protocol (“VoIP”) technologies, digital recording, workforce management systems and customized computer software, including the NCO ACCESS Interface Manager. This is a graphical user interface we developed for use in large-scale outsourcing engagements that enables better data integration, enhanced reporting, representative productivity, implementation speed, and security.  As a result, we believe we are able to address outsourced business process activities more reliably and more efficiently than our competitors. Our IT staff is comprised of over 500 professionals. We provide our services through the operation of over 100 centers that are linked through an international wide area network.

We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We believe fast recovery and continuous operation are ensured with multiple redundancies, uninterruptible power supplies and contracted backup and recovery services. We have implemented security systems to protect the integrity and confidentiality of our computer systems and data, and we maintain comprehensive business interruption and critical systems insurance on our telecommunications and computer systems. Our systems also permit secure network access to enable clients to establish real time communications with us and monitor operational activity. We employ a variety of industry leading measures including advanced firewalls, data encryption, role specific access permissions, and site security to ensure data remains safe and secure. We continue to be an early adopter of the Credit Card Industry best practices and compliance for data protection. A Level I, audit/assessment is conducted annually by an outside third-party firm, resulting in the satisfactory compliance with the Payment Card Industry (“PCI”), VISA Cardholder Information Security Program (“CISP”), MasterCard Site Data Protection (“SDP”) Program and American Express Data Security System (“DSS”) requirements. VISA and MasterCard have validated NCO as a Level I provider, which is the most stringent level in the PCI schema.

Our ARM call centers utilize both virtual and onsite predictive dialers with a total of over 6,800 stations to address our low-balance, high-volume accounts, and our CRM centers utilize approximately 600 predictive dialer stations to conduct our clients’ outbound calling campaigns. These systems scan our databases, simultaneously initiate calls on all available telephone lines, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative’s workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. NCO systems also automate almost all record keeping and workflow activities including letter and report generation. We believe that our automated method of operations dramatically improves the productivity of our staff.

Quality Assurance and Client Service

We believe a reputation for quality service is critical to acquiring and retaining clients. Therefore, our representatives are supervised, by both NCO and our clients, for strict compliance with client specifications, our policies, and applicable laws and regulations. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients’ customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives’ performance and to ensure compliance with our policies and standards, as well as federal, state and local guidelines, quality assurance personnel supervise each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. Our information systems enable us to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with our computer system to access such information directly.

We maintain a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives contact clients on a regular basis in order to establish a close relationship, determine clients’ overall level of satisfaction, and identify practical methods of improving their satisfaction.

Client Relationships

Our active client base currently includes over 14,000 companies in the financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, technology and transportation/logistics sectors. Our 10 largest clients in 2008 accounted for approximately 39 percent of our consolidated revenue. Our largest client during the year ended December 31, 2008, was in the telecommunications sector and represented 8.3 percent of our consolidated revenue for the year ended December 31, 2008. While our CRM division relies on revenue from a few key clients, none of these clients represented more than 10 percent of our consolidated revenue. In 2008, we derived 31.7 percent of our revenue from financial services (which includes the banking and insurance sectors), 21.9 percent from telecommunications companies, 12.4 percent from healthcare organizations, 11.0 percent from retail and commercial entities, 8.8 percent from education and government organizations, 7.6 percent from utilities, 3.4 percent from technology companies and 3.2 percent from transportation/logistics companies, in each case excluding purchased accounts receivable.

Our ARM contracts generally define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to us prior to the date of termination, thus providing us with an ongoing stream of revenue from such accounts, which diminishes over time. Under the terms of our contracts, clients are not required to place accounts with us but do so on a discretionary basis.

Our CRM contracts are generally for terms of up to three years. Contracts are typically terminable by either party upon 60 days notice; however, in some cases, particularly in our longer term inbound contracts which often require substantial capital expenditures on our part, a client may be required to pay us a termination fee in connection with an early termination of the contract.

In addition, certain inbound CRM contracts may contain minimum volume commitments requiring our clients to provide us with agreed-upon levels of calls during the terms of the contracts. Our fees for services rendered under these contracts are based on pre-determined contracted chargeable rates that may include a base rate per minute or per hour plus a higher rate or “bonus” rate if we meet pre-determined objective performance criteria, such as sales generated during a defined period, and may be reduced by any contractual monthly performance penalties to which the client may be entitled. Additionally, we may receive additional discretionary client determined bonuses based upon criteria established by our clients.

Some of our customer contracts provide for limited currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels. Such contracts may mitigate certain currency risks, however, there can be no assurance that new contracts will be successfully negotiated with such provisions or that existing contract provisions will result in the reduction of currency risk for such contracts.

On occasion we enter into “forward-flow” agreements for the purchase of accounts receivable from consumer credit grantors. A forward-flow agreement is a commitment to purchase a defined volume of accounts from a seller for a designated period of time at a fixed price. The terms of the agreements vary; some may be terminated by the seller with either 30 days, 60 days or 90 days written notice.

Personnel and Training

Our success in recruiting, hiring and training a large number of employees is critical to our ability to provide high quality BPO services to our clients. We seek to hire personnel with previous experience in the industry or with experience as telephone representatives. We generally offer internal promotion opportunities and competitive compensation and benefits.

All of our call center personnel receive comprehensive training that consists of three stages: introduction training, behavioral training and functional training. These programs are conducted through a combination of classroom and role-playing sessions. Prior to customer contact, new employees receive one week of training in our operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Our personnel also receive a wide variety of continuing professional education and on-going refresher training, as well as additional product training on an as-needed basis.

As of December 31, 2008, we had a total of approximately 27,600 full-time employees and 5,000 part-time employees, of which approximately 17,500 were telephone representatives. In addition, as of December 31, 2008, we utilized approximately 1,300 telephone representatives through subcontractors. We believe that our relations with our employees are good.

Typically our employees are not represented by a labor union; however, in February 2006, our employees in Surrey, British Columbia, Canada voted in favor of joining the B.C. Government and Services Employees’ Union, and a collective agreement was ratified in the first quarter of 2007. From time to time, our facilities are targeted by union organizers. We are not aware of any union organizing efforts at any of our other facilities.

Sales and Marketing

Our sales force is organized into two functional groups to best match our sales professionals’ experience and expertise with the appropriate target market. The commercial sales group consists of approximately 60 telephone sales representatives who specialize in business-to-business BPO solutions for small to mid-sized companies. Our core sales force, composed of approximately 50 sales professionals, is organized by industry and geographical location to ensure the highest level of focus and service to potential and existing business partners. This group is focused on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of BPO services.

We have a Client Relationship Management system that provides tools to support both sales and operations in the management of client relationships from initial identification of a prospect to the care and retention of long-term clients.

Our in-house marketing department provides innovative customer contact solutions and sales support by performing a wide range of personalized services such as customer database administration, advertising, marketing campaigns and direct mailings, collateral development, trade show and site visit management, market and competitive research, and more. We also maintain a dedicated team of skilled writers who prepare detailed, professional responses to formal requests for proposals and requests for information.

Competition

The BPO industry is highly competitive. We compete with a large number of ARM providers, including large national corporations such as Alliance One, GC Services LP and iQor, Inc., as well as many regional and local firms. We also compete with large CRM providers such as Convergys Corporation, ICT Group, TeleTech Holdings, Inc., and West Corporation. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform the BPO services offered by us in-house. Moreover, many larger clients retain multiple outsourcing providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized quality service, sophisticated call and information systems, and a competitive price.

Our Portfolio Management segment competes with other purchasers of delinquent consumer accounts receivable, such as Asset Acceptance Capital Corp., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. As a result of the economic downturn, we have seen pricing declines brought on by increased charge-offs, reduced collections, and consolidation among buyers due to reduced access to capital and the more challenging collection environment. While the purchased accounts receivable business remains competitive, particularly for recent credit card charge-offs, buyers have become more cautious and selective, and are demanding a higher return on their investments. We believe the primary competitive drivers in this business are access to capital, access to a solid servicing platform, and the ability to purchase portfolios at reasonable prices that are consistent with appropriate risk premiums given the uncertain economic environment.

Regulation

Accounts Receivable Management

The ARM industry in the United States is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act, referred to as the FDCPA, regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The ARM business is also subject to state regulation. Some states require that we be licensed as a debt collection company. We believe that we currently hold applicable state licenses from all states where required.

We provide services to healthcare clients that are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. As covered entities, our clients must comply with the standards for privacy, transaction and code sets, and data security. Under HIPAA, we are considered a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients for the collection of payments for healthcare services. We believe that we operate in compliance with all applicable standards under HIPAA in all material respects.

The collection of accounts receivable by collection agencies in Canada is regulated at the provincial and territorial level in substantially the same fashion as is accomplished by federal and state laws in the United States. The manner in which we conduct the business of collecting accounts is subject, in all provinces and territories, to established rules of common law or civil law and statute. Such laws establish rules and procedures governing the tracing, contacting and dealing with debtors in relation to the collection of outstanding accounts. These rules and procedures prohibit debt collectors from engaging in intimidating, misleading and fraudulent behavior when attempting to recover outstanding debts. In Canada, our collection operations are subject to licensing requirements and periodic audits by government agencies and other regulatory bodies. Generally, such licenses are subject to annual renewal. We believe that we hold all necessary licenses in those provinces and territories that require them.

In Australia, debt collection and debt purchasing activities are regulated by legislation and regulation at a state and federal level, with licenses required for corporations and individuals with varying effect at a state Level. The Trade Practices Act, The Privacy Act and the Anti Money Laundering legislation are the primary federal laws, and the Commercial Agents legislation is the state level legislation. NCO’s Australian operations are licensed across all required jurisdictions. We believe that we hold all necessary licenses in those jurisdictions that require them.

In addition, the ARM industry is regulated in the United Kingdom and Europe, including licensing requirements. We believe we hold all necessary licenses required in the United Kingdom and Europe. If we expand our international operations, we may become subject to additional government control and regulation in other countries, which may be more onerous than those in the United States.

Several of the industries served by us are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of our clients,

we could be subject to various enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Customer Relationship Management

In the United States, there are two major federal laws that specifically address telemarketing, the Telephone Consumer Protection Act, referred to as TCPA, which authorized the Federal Communications Commission, referred to as the FCC, to adopt rules implementing the TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, referred to as the Fraud Prevention Act, which authorized the FTC, to adopt the Telemarketing Sales Rule, referred to as the TSR. Over the past few years, the TSR has been amended to include several new restrictions on telemarketing activities. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

The TCPA places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. In addition, the regulations require CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA. On March 11, 2003, the Do-Not-Call Implementation Act, referred to as the Do-Not-Call Act, was signed into law. The Do-Not-Call Act required the FCC to issue final rules under the TCPA to maximize the consistency of the TCPA with the FTC’s December 18, 2002 amendments to the TSR, as discussed below. Accordingly, on July 3, 2003, the FCC issued rules regarding the national do-not-call registry, call abandonment and caller ID requirements.

The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds and bars from continuing to do business for a violation of the acts and regulations it enforces.

The FTC also administers the Fraud Prevention Act under which the FTC has issued the TSR prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The rules also regulate the use of prize promotions in direct telephone sales to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. The regulations also require that providers of services maintain records on various aspects of their businesses.

On December 18, 2002, the FTC amended the TSR. The major change was the creation of a centralized national “do not call” registry. Federal enforcement of the National Do Not Call Registry began on October 1, 2003. A consumer who receives a telemarketing call despite being on the registry can file a complaint with the FTC, either online or by calling a toll free number. Violators could be fined up to $11,000 per incident. In addition, the amended TSR restricts call abandonment (with certain safe harbors) and unauthorized billing. Further, as of January 29, 2004, the amended TSR requires telemarketers to transmit their telephone numbers and, if possible, their names to consumers’ “caller id” services.

At the state level, most states have enacted consumer protection statutes prohibiting unfair or deceptive acts or practices as they relate to telemarketing sales. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits parties conducting direct telephone sales from requesting credit card numbers in certain situations, and several other states require certain providers of such services to register annually, post bonds or submit sales scripts to the state’s attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business.

Additionally, some states have enacted laws and others are considering enacting laws targeted at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by direct telephone sales with “caller id” devices. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

To date, 14 states have established statewide “do not call” lists. Twenty-eight states have opted to use the FTC’s Do Not Call list as the official state list.

The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress, which, if enacted, could affect our operations. We, and our employees who sell insurance products, are required to be licensed by various state and provincial insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

Telecommunications is another industry we serve that is subject to government regulation. For example, “slamming” is the illegal practice of changing a consumer’s telephone service without permission. The FCC has promulgated regulations regarding slamming rules that apply solely to the telecommunications carrier and not the telemarketer or the independent party verifying the service change. However, some state slamming rules may extend liability for violations to agents and other representatives of telecommunications carriers, such as telemarketers.

Our representatives undergo an extensive training program, part of which is designed to educate them about applicable laws and regulations and to try to ensure their compliance with such laws and regulations. Also, we program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our “do not call” list.

In Canada, the Canadian Radio-Television and Telecommunications Commission, referred to as CRTC, enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days’ notice from the telephone company. Effective October 1, 2004, the CRTC was to require telemarketers to provide consumers with a unique registration number confirming a consumer’s do not call request; however, on September 28, 2005, the CRTC granted the request of the Canadian Marketing

Association, referred to as CMA, for a stay of decision, pending its consideration of the CMA’s appeal.

In November 2005, a bill was announced to amend the Telecommunications Act, which would allow the creation of a Canadian National Do Not Call list where consumers could register once to stop all unwanted telemarketing calls. The CRTC announced on January 2, 2008 that the list is expected to be launched by September 30, 2008, and that Bell Canada will be responsible for registering numbers, providing telemarketers with up-to-date versions of the list, and receiving consumer complaints about telemarketing calls. The National Do Not Call List (NDNCL) did launch as planned in September 2008. A telemarketer shall not initiate a telemarketing communication on behalf of a client unless that client is a registered subscriber of the NDNCL and the applicable fees have been paid. Although we do not initiate telemarketing calls on our own behalf, we have registered as a telemarketer with the NDNCL. Additionally, we ensure that our clients have properly registered and paid for the NDNCL by requesting the client’s registration number.

In 2001, the federal government of Canada enacted the Personal Information Protection and Electronic Documents Act, referred to as the Federal Act. Effective January 1, 2004, the Federal Act requires all commercial enterprises to obtain consent for the collection, use, and disclosure of an individual’s personal information. Failure to comply with the Federal Act could result in significant fines and penalties or possible damage awards for the tort of public humiliation. In addition to the foregoing sanctions, the Federal Act also contemplates that any finding of an improper use of personal information will be subject to public disclosure by the Privacy Commissioner. The Federal Act permits any Province of Canada to enact substantially similar legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will override the provisions of the Federal Act. Our Canadian operations are located primarily in the Provinces of Ontario, British Columbia and New Brunswick. British Columbia has enacted legislation, referred to as the B.C. Act, governing the subject matter of the Federal Act. The federal government of Canada has not yet declared the B.C. Act substantially similar to the Federal Act. Until such time as the federal government of Canada makes such declaration, both the B.C. Act and the Federal Act will apply concurrently to our operations in British Columbia. Though neither has yet enacted legislation that is substantially similar to the Federal Act, both Ontario and New Brunswick have indicated that they may enact legislation governing the subject matter of the Federal Act. Failure to comply with the Federal Act, the B.C. Act, as well as, any such future legislation enacted by Ontario, New Brunswick or any other provinces in which we operate, may have an adverse affect on, or limit our current or future, operations.

The Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted. Failure to comply with such legislation could adversely affect our business.

We devote significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that we comply with all applicable foreign, federal and state regulatory requirements. We believe that we are in material compliance with all such regulatory requirements.

Segment and Geographical Financial Information

See Note 20 in our Notes to Consolidated Financial Statements for the year ended December 31, 2008 for disclosure of financial information regarding our segments. The following table presents revenues and total assets, net of any intercompany balances, from the U.S., Canada, Panama, the U.K. and all other foreign countries in total (amounts in millions):

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
U.S.	$1,369.7	$1,151.8	$1,118.5
Canada	46.8	57.2	48.7
Panama	28.7	27.1	1.4
U.K.	25.7	24.1	25.5
Other	42.2	25.2	2.1

Total assets:
U.S.	$1,411.5	$1,441.0	$1,531.1
Canada	121.4	118.2	81.7
Panama	55.9	56.8	38.7
U.K.	18.7	15.5	23.8
Other	94.1	46.5	17.3

Item 1A.         Risk Factors

You should carefully consider the following risk factors. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to the Current Environment and Recent Developments

Recent instability in the financial markets and global economy may affect our access to capital, our ability to purchase accounts, and the success of our collection efforts which could have a material adverse effect on our results of operations and revenue.

The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the second half of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession. This economic downturn has adversely affected the ability and willingness of consumers to pay their debts and resulted in a weaker collection environment in 2008. The economic downturn may continue and unemployment may continue to rise. The ability and willingness of consumers to pay their debts could continue to be adversely affected, which could have a material adverse effect on our results of operations, collections and revenue.

Further deterioration in economic conditions in the United States may also lead to higher rates of personal bankruptcy filings. Defaulted consumer loans that we service or purchase are generally unsecured, and we may be unable to collect these loans in the case of personal bankruptcy of a consumer. Increases in bankruptcy filings could have a material adverse effect on our results of operations, collections and revenue

Continued or further credit market dislocations or sustained market downturns may also reduce the ability of lenders to originate new credit, limiting our ability to service or purchase defaulted consumer loans in the future. We are currently in compliance with all of our debt covenants, but the future impact on our operations and financial projections from the challenging economic and business environment may impact our ability to meet our debt covenants in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and access capital.

The current global financial and credit crisis exposes us to a variety of risks. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. Disruptions in the credit markets make it harder and more expensive to obtain funding.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses and debt service obligations. Without sufficient liquidity, we could be forced to limit our investment in growth opportunities or curtail operations. The principal sources of our liquidity are cash flows from operations, including collections on purchased accounts receivable, bank borrowings, nonrecourse borrowings, and equity and debt offerings. As a result of the global financial crisis, there is a risk that one or more lenders in our senior credit facility syndicate could be unable to meet contractually obligated borrowing requests in the future. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions and the general availability of credit. If current levels of market disruption and volatility continue or worsen, we may not be able to successfully obtain additional financing on favorable terms, or at all.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Federal Government, Federal Reserve and other governmental and regulatory bodies have taken action and are considering taking further actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to certain derivative transactions, such as interest rate swap contracts and foreign exchange contracts, with financial institutions to hedge against certain financial risks. Changes in the fair value of these derivative financial instruments that are not cash flow hedges are reported in income, and accordingly could materially affect our reported income in any period. Moreover, in the light of current economic uncertainty and potential for financial institution failures, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event that a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience material losses that could materially adversely affect our results of operations and financial condition.

Risks Related to our Business

Our business is dependent on our ability to grow internally.

Our business is dependent on our ability to grow internally, which is dependent upon:

• our ability to retain existing clients and expand our existing client relationships; and

• our ability to attract new clients.

Our ability to retain existing clients and expand those relationships is subject to a number of risks, including the risk that:

•      we fail to maintain the quality of services we provide to our clients;

•      we fail to maintain the level of attention expected by our clients;

•      we fail to successfully leverage our existing client relationships to sell additional services; and

•      we fail to provide competitively priced services.

Our ability to attract new clients is subject to a number of risks, including:

•      the market acceptance of our service offerings;

•      the quality and effectiveness of our sales force; and

•      the competitive factors within the BPO industry.

If our efforts to retain and expand our client relationships and to attract new clients do not prove effective, it could have a materially adverse effect on our business, results of operations and financial condition.

We compete with a large number of providers in the ARM and CRM industries, and other purchasers of consumer debt. This competition could have a materially adverse effect on our future financial results.

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the U.S. and abroad such as Alliance One, GC Services LP and IntelliRisk Management Corporation, as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, ICT Group, TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services, have greater financial and other resources and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Our Portfolio Management business competes with other purchasers of delinquent consumer accounts receivable, such as Asset Acceptance Capital Corp., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business had become increasingly competitive over the past few years, with several new companies entering the market. Historically our industry has attracted a large amount of investment capital. However, the recent downturn in the economy has impacted available capital and collectability, resulting in lower pricing and less competition for portfolios. Our competitors may have greater financial resources or access to credit to purchase portfolios than we do, and may be able to outbid us on available portfolios. In the future we may have to pay more for our portfolios, which could have an adverse impact on our financial results.

Many of our clients are concentrated in the financial services, telecommunications, and healthcare sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2008, we derived approximately 31.7 percent of our revenue from clients in the financial services sector, approximately 21.9 percent of our revenue from clients in the telecommunications industry, and approximately 12.4 percent of our revenue from clients in the healthcare sector, in each case excluding purchased accounts receivable. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business and results of operations.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 6.1% of our 2008 revenues were derived from clients in Canada, the United Kingdom and Australia. Political or economic instability in Canada, the United Kingdom or Australia could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profitability could also be affected by a number of other factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax or foreign exchange issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound, Euro or the Australian Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

We provide ARM and CRM services to our U.S. clients utilizing foreign sources of labor through call centers in Canada, India, the Philippines, Barbados, Antigua, Australia, Panama and Mexico. Any political or economic instability in these countries could result in our having to replace or reduce these labor sources, which may increase our labor costs and have an adverse impact on our results of operations. A decrease in the value of the U.S. dollar in relation to the currencies of the countries in which we operate could increase our cost of doing business in those countries. In addition, we expect to expand our operations into other countries and, accordingly, will face similar risks with respect to the costs of doing business in such countries including as a result of any decreases in the value of the U.S. dollar in relation to the currencies of such countries. There is no guarantee that we will be able to successfully hedge our foreign currency exposure in the future.

We seek growth opportunities for our business in parts of the world where we have had little or no prior experience. International expansion into new markets with different cultures and laws poses additional risks and costs, including the risk that we will not be able to obtain the required permits, comply with local laws and regulations, hire, train and maintain a workforce, and obtain and maintain physical facilities in a culture and under laws that we are not familiar with. In addition, we may have to customize certain of our collection techniques to work with a different consumer base in a different regulatory environment. Also, we may have to revise certain of our analytical portfolio techniques as we apply them in different countries.

We are dependent on our employees and a higher turnover rate would have a material adverse effect on us.

We are dependent on our ability to attract, hire and retain qualified employees. The BPO industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our employees receive modest hourly wages and some of these employees are employed on a part-time basis. A higher turnover rate among our employees would increase our recruiting and training costs and could materially adversely impact the quality of services we provide to our clients. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure that we will be able to continue to hire, train and retain a sufficient number of qualified employees to meet the needs of our business or to support our growth. If we are unable to do so, our results of operations could be harmed. Any increase in hourly wages, costs of employee benefits or employment taxes could also have a materially adverse affect on our results of operations.

The employees at one of our offices voted to join a labor union. Our other employees could become unionized in the future, which could increase our costs and result in a loss of customers.

In February 2006, the employees at our call center in Surrey, British Columbia, Canada voted in favor of joining the B.C. Government and Services Employees’ Union, and a collective agreement was ratified in the first quarter of 2007. We are currently not aware of any other union organizing efforts at any of our other facilities. Proposed legislation in the United States called the Employee Free Choice Act could make it easier for unions to organize based on card check authorization rather than by secret ballot election and could give third-party arbitrators the ability to impose terms of a collective bargaining agreement upon us and a labor union if we and the union did not agree to the terms of a collective bargaining agreement. If our other employees are successful in organizing a labor union at any of our locations, it could further increase labor costs, decrease operating efficiency and productivity in the future, result in office closures, and result in a loss of customers.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts, as well as to provide customer service to our clients’ customers. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

We are highly dependent on our telecommunications and computer systems.

As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our business is also materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services and collecting on accounts receivable portfolios we have purchased. Because we generally recognize revenue and generate operating cash flow primarily through ARM collections and providing CRM services, any failure or interruption of services and collections would mean that we would continue to incur payroll and other expenses without any corresponding income.

An increase in communication rates or a significant interruption in communication service could harm our business.

Our ability to offer services at competitive rates is highly dependent upon the cost of communication services provided by various local and long distance telephone companies. Any change in the telecommunications market that would affect our ability to obtain favorable rates on communication services could harm our business. Moreover, any significant interruption in communication service or developments that could limit the ability of telephone companies to provide us with increased capacity in the future could harm existing operations and prospects for future growth.

We may seek to make strategic acquisitions of companies. Acquisitions involve additional risks that may adversely affect us.

From time to time, we may seek to make acquisitions of businesses that provide BPO services. We may be unable to make acquisitions if suitable businesses that provide BPO services are not available at favorable prices due to increased competition for these businesses.

We may have to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we may not be able to do so on terms favorable to us, or at all. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our stockholders’ ownership interest may be diluted. Our common stock is not publicly traded and potential sellers may be unwilling to accept equity in a privately held company as payment for the sale of their business. If potential sellers are not willing to accept our common stock as payment for the sale of their business, we may be required to use more of our cash resources, if available, in order to continue our acquisition strategy.

Completing acquisitions involves a number of risks, including diverting management’s attention from our daily operations, other additional management, operational and financial resources, system conversions and the inability to maintain key pre-acquisition relationships with customers, suppliers and employees. We might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we may be subject to unanticipated problems and liabilities of acquired companies.

Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Michael J. Barrist, our Chairman, President and Chief Executive Officer. We depend on the services of Mr. Barrist and the other members of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

Goodwill and other intangible assets represented 57.8 percent of our total assets at December 31, 2008. If the goodwill or the other intangible assets, primarily our customer relationships and trade name, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to its fair value.

Our balance sheet includes goodwill, which represents the excess of the purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Trade name represents the fair value of the NCO name and is an indefinite-lived intangible asset. Other intangibles are composed of customer relationships, which represent the information and regular contact we have with our clients and non-compete agreements.

Goodwill is tested at least annually for impairment. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. The trade name intangible asset is also reviewed for impairment on an annual basis.

Late in 2008, our ARM and Portfolio Management reporting units experienced a significant reduction in the collectability of both customer-placed and purchased accounts receivable resulting from deteriorating economic conditions. Due to the expected impact of the economic environment, we reduced our 2009 budgeted expectations for each of our reporting units. As a result, our 2008 annual impairment test for goodwill and trade name indicated that the carrying values of all of our reporting units exceeded their fair values, and we recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million. If our goodwill or trade name are deemed to be further impaired, we will need to take an additional charge to earnings in the future to write-down the asset to its fair value.

We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors. Variations in any of these assumptions could result in materially different calculations of impairment amounts. If the expected revenue and cash flows are not realized, additional impairment losses may be recorded in the future.

Our other intangibles, consisting of customer relationships and non-compete agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For example, the loss of a larger client could require a review of the customer relationship for impairment. We made significant assumptions to estimate the future cash flows used to determine the fair value of the customer relationship. If we lost a significant customer relationship, the future cash flows expected to be generated by the customer relationship would be less than the carrying amount, and an impairment loss may be recorded.

As of December 31, 2008, our balance sheet included goodwill, trade name and other intangibles that represented 33.2 percent, 5.0 percent and 19.6 percent of total assets, respectively, and 216.3 percent, 32.7 percent and 128.0 percent of stockholders’ equity, respectively.

Security and privacy breaches of the systems we use to protect personal data could adversely affect our business, results of operations and financial condition.

Our databases contain personal data of our clients’ customers, including credit card and healthcare information. Any security or privacy breach of these databases could expose us to liability, increase our expenses relating to the resolution of these breaches and deter our clients from selecting our services. Our data security procedures may not effectively counter evolving security risks, address the security and privacy concerns of existing or potential clients or be compliant with federal, state, and local laws and regulations in all respects. Any failures in our security and privacy measures could adversely affect our business, financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934.  As a result, investors may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and could subject us to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning in fiscal 2009, our registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting.  While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2008, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming.  If in the future we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to management’s evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

Terrorist attacks, war and threats of attacks and war may adversely impact our results of operations, revenue and profitability.

Terrorist attacks in the United States and abroad, as well as war and threats of war or actual conflicts involving the United States or other countries in which we operate, may adversely impact our operations, including affecting our ability to collect our clients’ accounts receivable. More generally, any of these events could cause consumer confidence and spending to decrease. They could also result in an adverse effect on the economies of the United States and other countries in which we operate. Any of these occurrences could have a material adverse effect on our results of operations, collections and revenue.

Risks Related to our ARM Business

We are subject to business-related risks specific to the ARM business. Some of those risks are:

Most of our ARM contracts do not require clients to place accounts with us, may be terminated on 30 or 60 days notice, and are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all.

Under the terms of most of our ARM contracts, clients are not required to give accounts to us for collection and usually have the right to terminate our services on 30 or 60 days notice. Accordingly, we cannot guarantee that existing clients will continue to use our services at historical levels, if at all. In addition, most of these contracts provide that we are entitled to be paid only when we collect accounts. Therefore, for these contracts, we can only recognize revenues upon the collection of funds on behalf of clients.

If we fail to comply with government regulation of the collections industry, it could result in the suspension or termination of our ability to conduct business.

The collections industry is regulated under various U.S. federal and state, Canadian, United Kingdom and Australian laws and regulations. Many states, as well as Canada, the United Kingdom and Australia, require that we be licensed as a debt collection company. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect us. State regulatory authorities have similar powers. If such matters resulted in further investigations and subsequent enforcement actions, we could be subject to fines as well as the suspension or termination of our ability to conduct collections, which would materially adversely affect our financial position and results of operations. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those government controls and regulations to which we are currently subject.

Several of the industries we serve are also subject to varying degrees of government regulation. Although our clients are generally responsible for complying with these regulations, we could be subject to various enforcement or private actions for our failure, or the failure of our clients, to comply with these regulations.

Risks Related to our CRM Business

We are subject to business-related risks specific to the CRM business. Some of those risks are:

Consumer resistance to outbound services could harm the CRM services industry.

As the CRM services industry continues to grow, the effectiveness of CRM services as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales and telemarketing. This could result in a decrease in the demand for our CRM services.

The CRM division relies on a few key clients for a significant portion of its revenues. The loss of any of these clients or their failure to pay us could reduce revenues and adversely affect results of operations.

The CRM division is characterized by substantial revenues from a few key clients. While no individual CRM client represented more than 10 percent of our consolidated revenue, we are exposed to customer concentration within this division. Most of these clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of service, fail to pay, or terminate the relationship altogether, our CRM business could be harmed.

Government regulation of the CRM industry and the industries we serve may increase our costs and restrict the operation and growth of our CRM business.

The CRM services industry is subject to an increasing amount of regulation in the United States and Canada. In the United States, the FCC places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and requires CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. We cannot assure you that we will be in compliance with all applicable regulations at all times. We also cannot assure you that new laws, if enacted, will not adversely affect or limit our current or future operations.

Several of the industries we serve, particularly the insurance, financial services and telecommunications industries, are subject to government regulation. We could be subject to a variety of private actions or regulatory enforcement for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of government regulation of the industries we serve is to reduce the demand for our CRM services or expose us to potential liability. We, and our employees who sell insurance products, are required to be licensed by various state insurance commissions for the particular type of insurance product sold and to participate in regular continuing education programs. Our participation in these insurance programs requires us to comply with certain state regulations, changes in which could materially increase our operating costs associated with complying with these regulations.

Risks Related to our Purchased Accounts Receivable Business

We are subject to business-related risks specific to the Purchased Accounts Receivable business. Some of those risks are:

Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations.

We purchase past due accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible, and charged off. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings. The accounts receivable are purchased at a significant discount, typically less than 10 percent of face value, and, although we estimate that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable will vary and may be less than the amount expected, and may even be less than the purchase price paid for such accounts. In addition, the timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect accounts receivable, we may have difficulty servicing our debt obligations and may not be able to purchase new accounts receivable, and our future growth and profitability will be materially adversely affected.

We use estimates to report results. For the year ended December 31, 2008, we recorded an impairment charge of $98.9 million relating to our purchased receivables portfolio. If the amount and/or timing of collections on portfolios are materially different than expected, we may be required to record further impairment charges that could have a materially adverse effect on us.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although these estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from our estimates. If collections on portfolios are less than estimated, we may be required to record an allowance for impairment of our purchased receivables portfolio, which could materially adversely affect our earnings, financial condition and creditworthiness. For the year ended December 31, 2008, we recorded an impairment charge of $98.9 million relating to our purchased receivables portfolio. If we continue to experience adverse effects of the challenging economic and business environment, including changes in financial projections, we may have to recognize further impairment charges on our purchased receivables portfolio.

We may be adversely affected by possible shortages of available accounts receivable for purchase at favorable prices.

The availability of portfolios of past due consumer accounts receivable for purchase at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of accounts receivable. The growth in consumer debt may also be affected by changes in credit grantors’ underwriting criteria and regulations governing consumer lending. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent accounts receivable could be available at prices that we find attractive. If competitors raise the prices they are willing to pay for portfolios of accounts receivable above those we wish to pay, we may be unable to buy the type and quantity of past due accounts receivable at prices consistent with our historic return targets. In addition, we may overpay for portfolios of delinquent accounts receivable, which may have a materially adverse effect on our results of operations.

We may be unable to compete with other purchasers of past due accounts receivable, which may have an adverse effect on our financial results.

We face bidding competition in our acquisitions of portfolios of past due consumer accounts receivable. Some of our existing competitors and potential new competitors may have greater financial and other resources that allow them to offer higher prices for the accounts receivable portfolios. New purchasers of such portfolios entering the market also cause upward price pressures. We may not have the resources or ability to compete successfully with our existing and potential new competitors. To remain competitive, we may have to increase our bidding prices, which may have an adverse impact on our financial results.

Risks Related to our Structure

We are controlled by an investor group led by One Equity Partners, a private equity firm, and its affiliates, whose interests may not be aligned with those of our noteholders.

Our equity investors control the election of our directors and thereby have the power to control our affairs and policies, including the appointment of management, the issuance of additional stock, stock repurchase programs and the declaration and payment of dividends. In addition, our equity investors must consent to the entering into of mergers, sales of substantially all our assets and certain other transactions.

Circumstances may occur in which the interests of our equity investors could be in conflict with those of our noteholders. For example if we encounter financial difficulties or are unable to pay our debts as they mature, our equity investors might pursue strategies that favor equity investors over our debt investors. One Equity Partners may also have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transaction might involve risk to our noteholders. Additionally, One Equity Partners is not prohibited from making investments in any of our competitors.

Risks Related to Our $165.0 million of Floating Rate Senior Notes due 2013 (“Senior Notes”), Our $200.0 million of 11.875 percent Senior Subordinated Notes due 2014 (“Senior Subordinated Notes”) and Our Other Indebtedness

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We are highly leveraged and have significant debt service obligations. Our financial performance could be affected by our substantial leverage. At December 31, 2008, our total indebtedness was $1.1 billion, and we had $193,000 of borrowing capacity under the revolving portion of our senior credit facility and $18.3 million of letters of credit outstanding. We may also incur additional indebtedness in the future.

This high level of indebtedness could have important negative consequences to us and our noteholders, including:

•                  we may have difficulty satisfying our obligations with respect to our senior notes and our senior subordinated notes, collectively referred to as the notes;

•                  we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•                  we will need to use all, or a substantial portion, of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•                  some of our debt, including our borrowings under our senior credit facilities, has variable rates of interest, which exposes us to the risk of increased interest rates;

•                  our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•                  our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•                  our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;

•                  our customers may react adversely to our significant debt level and seek or develop alternative suppliers;

•                  we may have insufficient funds, and our debt level may also restrict us from raising the funds necessary, to repurchase all of the notes tendered to us upon the occurrence of a change of control, which would constitute an event of default under the notes; and

•                  our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our high level of indebtedness requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, capital expenditures or other general corporate or business activities, including future acquisitions.

In addition, a substantial portion of our indebtedness bears interest at variable rates, including indebtedness under our senior notes and our senior credit facility. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. Although our senior credit facility requires us to employ hedging strategies such that not less than 50 percent of the aggregate principal amount of the term loan carries a fixed rate of interest for a period of three years following consummation of the Transaction, any hedging arrangement in place may not offer complete protection from this risk. Additionally, the remaining portion of the term loan and the revolving portion of the senior credit facility, as well as our other floating rate debt may not be hedged and, accordingly, the portion that is not hedged will be subject to changes in interest rates.

We may be unable to generate sufficient cash to service all of our indebtedness, including the notes, and meet our other ongoing liquidity needs and may be forced to take other actions to satisfy our obligations under our indebtedness, which may be unsuccessful.

Our ability to make scheduled payments or to refinance our debt obligations, including the notes, and to fund our planned capital expenditures and other ongoing liquidity needs, depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations or future borrowings may not be available to us under our senior credit facility or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may be unable to refinance any of our debt on commercially reasonable terms.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness, including the notes. These alternative measures may be unsuccessful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our senior credit facility and the indentures governing the notes restrict our ability to use the proceeds from certain asset sales. We may be unable to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may be inadequate to meet any debt service obligations then due.

Despite our current leverage, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures do not fully prohibit us or our subsidiaries from doing so. The revolving credit portion of our senior credit facility provides commitments of up to $100.0 million, $193,000 of which was available for future borrowings, subject to certain conditions, as of December 31, 2008. All of those borrowings are secured, and as a result, are effectively senior to the notes and the guarantees of the notes by our subsidiary guarantors. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our noteholders. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Our senior credit facility contains, and the indentures governing the notes contain, a number of restrictive covenants which will limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our senior credit facility and the indentures governing the notes impose, and the terms of any future indebtedness may impose, operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect, and in many respects limit or prohibit, among other things, our ability and the ability of our restricted subsidiaries to:

•                  incur additional indebtedness;

•                  create liens;

•                  pay dividends and make other distributions in respect of our capital stock;

•                  redeem our capital stock;

•                  purchase accounts receivable;

•                  make certain investments or certain other restricted payments;

•                  sell certain kinds of assets;

•                  enter into certain types of transactions with affiliates; and

•                  effect mergers or consolidations.

In addition, our senior credit facility includes other more restrictive covenants. Our senior credit facility also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in our senior credit facility and the indentures could:

•                  limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans; and

•                  adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facility and/or the indentures. If an event of default occurs under our senior credit facility, which includes an event of default under the indentures governing the notes, the lenders could elect to:

•                  declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•                  require us to apply all of our available cash to repay the borrowings; or

•                  prevent us from making debt service payments on the notes;

any of which could result in an event of default under the notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further financing.

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our senior credit facility, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets (other then certain assets relating to portfolio transactions). Although holders of the notes could accelerate the notes upon the acceleration of the obligations under our senior credit facility, we cannot assure you that sufficient assets will remain to repay the notes after we have paid all the borrowings under our senior credit facility and any other senior debt.

We are a holding company and we depend upon cash from our subsidiaries to service our debt. If we do not receive cash distributions, dividends or other payments from our subsidiaries, we may be unable to make payments on the notes.

We are a holding company and all of our operations are conducted through our subsidiaries. Accordingly, we are dependent upon the earnings and cash flows of, and cash distributions, dividends and other payments from, our subsidiaries to provide the funds necessary to meet our debt service obligations, including the required payments on the notes. If we do not receive such cash distributions, dividends or other payments from our subsidiaries, we may be unable to pay the principal or interest on the notes. In addition, certain of our subsidiaries who are guarantors of the notes are holding companies that will rely on subsidiaries of their own as a source of funds to meet any obligations that might arise under their guarantees.

Generally, the ability of a subsidiary to make cash available to its parent is affected by its own operating results and is subject to applicable laws and contractual restrictions contained in its debt instruments and other agreements. Although the indentures governing the notes will limit the extent to which our subsidiaries may restrict their ability to make dividend and other payments to us, these limitations will be subject to significant qualifications and exceptions. The indentures governing the notes also allow us to include the operating results of our subsidiaries in our consolidated Adjusted EBITDA, as defined in the indentures, for the purpose of determining whether we can incur additional indebtedness under the indentures, even though some of those subsidiaries are subject to contractual restrictions on making dividends or distributions of cash to us for the purposes of servicing such indebtedness. In addition, the indentures allow us to create limitations on distributions and dividends under the terms of our and any of our subsidiaries’ future credit facilities. Moreover, there may be restrictions on payments by our subsidiaries to us under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although our subsidiaries may have cash, we or our subsidiary guarantors may be unable to obtain that cash to satisfy our obligations under the notes or the guarantees, as applicable.

Each noteholder’s right to receive payments on the notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the notes and our guarantors’ obligations under their guarantees of the notes are unsecured, but our obligations under our senior credit facility and each guarantor’s obligations under their respective guarantees of the senior credit facility are secured by a security interest in substantially all of our domestic tangible and intangible assets (other than certain assets relating to portfolio transactions) and the assets and a portion of the stock of certain of our non-U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior credit facility, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indentures governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes are not secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which noteholders’ claims could be satisfied or, if any assets remained, they might be insufficient to satisfy noteholders’ claims fully.

As of December 31, 2008, the notes and the guarantees were subordinated or effectively subordinated to $670.1 million of indebtedness (representing borrowings under our senior credit facility which did not include availability of approximately $193,000 under the revolving portion of our senior credit facility after giving effect to letters of credit outstanding as of December 31, 2008). The indentures will permit the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness.

Claims of noteholders will be structurally subordinate to claims of creditors of all of our non-U.S. subsidiaries and some of our U.S. subsidiaries because they have not guaranteed the notes.

The notes are not guaranteed by any of our non-U.S. subsidiaries, and certain other domestic subsidiaries. Accordingly, claims of holders of the notes will be structurally subordinate to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes.

As of December 31, 2008, our non-guarantor subsidiaries had total liabilities (excluding intercompany liabilities) of $98.9 million, representing 6.9 percent of our total consolidated liabilities. Our non-guarantor subsidiaries accounted for $344.8 million, or 22.8 percent of our consolidated revenue, and had $49.9 million of net loss, compared to our consolidated net loss of $337.1 million, for the year ended December 31, 2008. In addition, our non-guarantor subsidiaries accounted for $261.0 million, or 15.3 percent, of our consolidated assets at December 31, 2008.

Because a portion of our operations are conducted by subsidiaries that have not guaranteed the notes, our cash flow and our ability to service debt, including our and the guarantors’ ability to pay the interest on and principal of the notes when due, are dependent to a significant extent on interest payments, cash dividends and distributions and other transfers of cash from subsidiaries that have not guaranteed the notes. In addition, any payment of interest, dividends, distributions, loans or advances by subsidiaries that have not guaranteed the notes to us and the guarantors, as applicable, could be subject to taxation or other restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency regulations in the jurisdiction in which these subsidiaries operate. Moreover, payments to us and the guarantors by subsidiaries that have not guaranteed the notes will be contingent upon these subsidiaries’ earnings.

Our subsidiaries that have not guaranteed the notes are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments. Any right that we or the guarantors have to receive any assets of any subsidiaries that have not guaranteed the notes upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt of that subsidiary.

We also have joint ventures and subsidiaries in which we own less than 100 percent of the equity so that, in addition to the structurally senior claims of creditors of those entities, the equity interests of our joint venture partners or other stockholders in any dividend or other distribution made by these entities would need to be satisfied on a proportionate basis with us. These joint ventures and less than wholly-owned subsidiaries may also be subject to restrictions on their ability to distribute cash to us in their financing or other agreements and, as a result, we may not be able to access their cash flow to service our debt obligations, including in respect of the notes.

Each noteholder’s right to receive payments on the notes is junior to all of our existing and future senior indebtedness and the guarantees of the notes is junior to all the guarantors’ existing and future senior indebtedness.

The notes are general unsecured obligations that are junior in right of payment to all our existing and future senior indebtedness, including our senior credit facility. The guarantees are general unsecured obligations of the guarantors that are junior in right of payment to all of the applicable guarantor’s existing and future senior indebtedness, including our senior credit facility.

We and the guarantors may not pay principal, premium, if any, interest or other amounts on account of the notes or the guarantees in the event of a payment default or certain other defaults in respect of certain of our senior indebtedness, including debt under our senior credit facility, unless the senior indebtedness has been paid in full or the default has been cured or waived. In addition, in the event of certain other defaults with respect to the senior indebtedness, we or the guarantors may not be permitted to pay any amount on account of the notes or the guarantees for a designated period of time.

The subordination provisions in the notes and the guarantees provide that, in the event of a bankruptcy, liquidation or dissolution of us or any guarantor, our or the guarantor’s assets will not be available to pay obligations under the notes or the applicable guarantee until we or the guarantor has made all payments on its respective senior indebtedness. We and the guarantors may not have sufficient assets after all these payments have been made to make any payments on the notes or the applicable guarantee, including payments of principal or interest when due.

As of December 31, 2008, the notes and the guarantees were subordinated or effectively subordinated to $670.1 million of indebtedness (representing borrowings under our senior credit facility which did not include availability of approximately $193,000 under the revolving portion of our senior credit facility after giving effect to letters of credit outstanding as of December 31, 2008). The indentures will permit the incurrence of substantial additional indebtedness, including senior debt, by us and our restricted subsidiaries in the future.

If we default on our obligations to pay our other indebtedness, we may be unable to make payments on the notes.

Any default under the agreements governing our indebtedness, including a default under our senior credit facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including our senior credit facility), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the revolving portion of our senior credit facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek and obtain waivers from the required lenders under our senior credit facility to avoid being in default. If we breach our covenants under our senior credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior credit facility, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

Federal and state fraudulent transfer laws may permit a court to void the notes and the guarantees and if that occurs, noteholders may not receive any payments on the notes.

The issuance of the notes and the guarantees may be subject to review under federal bankruptcy law or relevant state fraudulent transfer and conveyance statutes. While the relevant laws may vary from state to state, under such laws, generally, the payment of consideration will be a fraudulent conveyance if (1) we paid the consideration with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for issuing either the notes or a guarantee, and, in the case of (2) only, one of the following is also true:

•                  we or any of the guarantors was insolvent or rendered insolvent by reason of the incurrence of the indebtedness; or

•                  payment of the consideration left us or any of the guarantors with an unreasonably small amount of capital to carry on the business; or

•                  we or any of the guarantors intended to, or believed that it would, incur debts beyond its ability to pay as they mature.

If a court were to find that the issuance of the notes or a guarantee was a fraudulent conveyance, the court could void the payment obligations under the notes or such guarantee or further subordinate the notes or such guarantee to presently existing and future indebtedness of ours or such guarantor, or require the holders of the notes to repay any amounts received with respect to the notes or such guarantee. In the event of a finding that a fraudulent conveyance occurred, noteholders may not receive any repayment on the notes. Further, the voidance of the notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in the acceleration of such debt.

Generally, an entity would be considered insolvent if, at the time it incurred indebtedness:

•                  the sum of its debts, including contingent liabilities, was greater than the fair salable value of all its assets; or

•                  the present fair salable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•                  it could not pay its debts as they become due.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time, or regardless of the standard that a court uses, that the issuance of the notes and the guarantees would not be further subordinated to our or any of our guarantors’ other debt.

If the guarantees were legally challenged, any guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the applicable guarantor and none of the proceeds of the notes were paid to any guarantor, the obligations of the applicable guarantor were incurred for less than fair consideration. A court could thus void the obligations under the guarantees, subordinate them to the applicable guarantor’s other debt or take other action detrimental to the holders of the notes.

Noteholders’ ability to transfer the notes may be limited by the absence of an active trading market, and there is no assurance that any active trading market will develop for the notes.

The notes are securities for which there is no existing public market. Accordingly, the development or liquidity of any market for the notes is uncertain. We cannot assure noteholders as to the liquidity of markets that may develop for the notes, noteholders’ ability to sell the notes or the price at which noteholders would be able to sell the notes. We do not intend to apply for a listing of the notes on a securities exchange or on any automated dealer quotation system.

The placement agents of the notes have advised us that they intend to make a market in the notes, as permitted by applicable laws and regulations. However, the placement agents are not obligated to make a market in the notes, and they may discontinue their market-making activities at any time without notice. Additionally, we are controlled by One Equity Partners, an affiliate of

J.P. Morgan Securities Inc., one of the placement agents of the notes. As a result of this affiliate relationship, if J.P. Morgan Securities Inc. conducts any market making activities with respect to the notes, J.P. Morgan Securities Inc. will be required to deliver a market making prospectus when effecting offers and sales of the notes. For as long as a market making prospectus is required to be delivered, the ability of J.P. Morgan Securities Inc. to make a market in the notes may, in part, be dependent on our ability to maintain a current market making prospectus for its use. If we are unable to maintain a current market making prospectus, J.P. Morgan Securities Inc. may be required to discontinue its market making activities without notice. Therefore, we cannot assure you that an active market for the notes or notes will develop or, if developed, that it will continue. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions and any such disruptions may adversely affect the prices at which noteholders may sell the notes. In addition, the notes may trade at discounts from their initial offering prices, depending upon prevailing interest rates, the market for similar notes, our financial and operating performance and other factors.

Item 1B.                     Unresolved Staff Comments

Not Applicable

Item 2.                              Properties

The following table summarizes the locations of our facilities by segment. Certain of our facilities are used for both ARM and CRM operations. Portfolio Management operates in one of the ARM Only U.S. facilities and one of the ARM and CRM U.S. facilities. We lease all but one of these facilities. The leases expire between 2009 and 2022, and most contain renewal options.

	ARM Only	CRM Only	ARM and CRM	Total
U.S.	61	4	7	72
Canada	5	4	2	11
Australia	5	—	—	5
Panama	—	3	2	5
United Kingdom	3	—	—	3
Philippines	—	—	3	3
Barbados	—	—	1	1
Antigua	—	—	1	1
Puerto Rico	2	—	—	2
Mexico	6	—	—	6
Total	82	11	16	109

We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.          Legal Proceedings

Fort Washington Flood:

In June 2001, the first floor of our Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. We subsequently decided to relocate our corporate headquarters to Horsham, Pennsylvania. We filed a lawsuit on August 14,

2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and former landlord have filed counter-claims against us. We maintain a reserve that we believe is adequate to address our exposure to this matter and we plan to continue to contest this matter.

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter we reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. We do not agree with the allegations regarding damages and have and will continue to engage in discussions with the Department of Justice in an effort to amicably resolve the matter. We expect that actual damages incurred as a result of this incident, if any, will be covered by insurance.

Tax Matters:

In 2004, we received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of our subsidiaries. In September 2006, we received the formal notice of reassessment in the amount of $13.9 million including interest and penalties, converted as of December 31, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 we paid a deposit of $8.5 million. We maintain a reserve that we believe is adequate to address our exposure to this matter.

We are under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with our clients, and was paid in March 2008.

Attorneys General:

From time to time, we receive subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to our Company’s debt collection practices in such states. We respond to such inquires or investigations and provide certain information to the respective Attorneys General offices. We believe we are in compliance with the laws of the states in which we do business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Other:

We are involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings, regulatory investigations, or tax examinations will have a materially adverse effect on our financial condition or results of operations.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for each of our Class A common stock and our Class L common stock, and all of our outstanding common equity is privately held.  As of March 31, 2009, there were 51 holders of record of our Class A common stock (including holders of our restricted stock) and 19 holders of our Class L common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our senior credit facility and the indentures governing the terms of our notes.  We do not anticipate paying a cash dividend on our capital stock in the near future. See Note 14 in our Notes to Consolidated Financial Statements for the year ended December 31, 2008 for disclosure of information regarding the payment of dividends.

See Part III, Item 12 of this Form 10-K for information regarding equity compensation plan information.

Item 6.          Selected Financial Data

SELECTED FINANCIAL DATA (1)

(Amounts in thousands)

	Successor			Successor	Predecessor
				Period from
			Combined	July 13, 2006	Period from
			For the	(date of inception)	January 1
			year ended	through	through
	For the years ended December 31,		December 31,	December 31,	November 15,	For the years ended December 31,
	2008(2)	2007	2006(3)(4)	2006(5)	2006(6)	2005	2004
Statement of Operations Data:
Revenues:
Services	$1,492,110	$1,131,924	$1,008,146	$132,808	$875,338	$906,258	$840,346
Portfolio	18,029	132,413	165,263	13,557	151,706	133,868	99,451
Portfolio sales	3,002	21,093	22,757	—	22,757	12,157	—
Total revenues	1,513,141	1,285,430	1,196,166	146,365	1,049,801	1,052,283	939,797
Operating costs and expenses:
Payroll and related expenses	845,481	679,951	633,048	79,165	553,883	528,932	472,915
Selling, general and administrative expenses	562,339	459,170	425,272	50,122	375,150	376,606	324,187
Depreciation and amortization expense	121,324	102,349	58,923	12,228	46,695	45,787	40,225
Impairment of intangible assets	289,492	—	69,898	69,898	—	—	—
Restructuring charges	11,600	—	12,765	—	12,765	9,621	—
(Loss) income from operations	(317,095)	43,960	(3,740)	(65,048)	61,308	91,337	102,470
Other expense	110,208	89,051	36,064	14,422	21,642	19,423	17,612
(Loss) income before provision for income taxes	(427,303)	(45,091)	(39,804)	(79,470)	39,666	71,914	84,858
Income tax (benefit) expense	(71,947)	(16,104)	11,220	(3,522)	14,742	26,182	32,389
(Loss) income before minority interest	(355,356)	(28,987)	(51,024)	(75,948)	24,924	45,732	52,469
Minority interest	18,250	(2,735)	(4,047)	(157)	(3,890)	(1,213)	(606)
Net (loss) income	$(337,106)	$(31,722)	$(55,071)	$(76,105)	$21,034	$44,519	$51,863

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$93,733	$43,995	$104,715	$(4,957)	$109,672	$89,550	$99,019
Net cash used in investing activities	(424,159)	(32,719)	(1,006,275)	(990,329)	(15,946)	(221,994)	(1,458)
Net cash provided by (used in) financing activities	332,204	(2,869)	914,898	1,010,775	(95,877)	130,147	(119,542)

	Successor			Predecessor
	December 31,			December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$29,880	$31,283	$20,703	$23,716	$26,334
Working capital	151,547	162,471	200,398	171,587	73,547
Total assets	1,701,639	1,677,999	1,692,673	1,327,962	1,113,889
Long-term debt, net of current portion	1,048,517	903,052	892,271	321,834	186,339
Minority interest	22,803	48,948	55,628	34,643	—
Stockholders’ equity	260,986	408,045	420,434	743,114	695,601

(1)   This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this Report on Form 10-K.

(2)   The Company acquired Outsourcing Solutions, Inc. on February 29, 2008 (see note 4 in the Company’s Notes to Consolidated Financial Statements, included elsewhere in this Report on Form 10-K). Also includes $289.5 million of impairment charges to goodwill and trade name, and $15.2 million of merger, restructuring and integration costs.

(3)   The combined results for the year ended December 31, 2006 represent the addition of the Predecessor period from January 1, 2006 through November 15, 2006 and the Successor period from July 13, 2006 through December 31, 2006. Collect Holdings was formed on July 13, 2006 (there were no operations from the date of inception until the Transaction on November 15, 2006). This combination does not comply with GAAP or with the rules of pro forma presentation, however we believe it provides investors the most meaningful comparison of our results. The combined operating results do not reflect the actual results we would have achieved if the Transaction did not occur and may not be predictive of future results of operations.

(4)   Includes $33.9 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans.

(5)   Includes $22.8 million, net of taxes, of charges and costs related to the Transaction, and a $69.9 million SST goodwill impairment charge.

(6)   Includes $11.1 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings Inc., an entity controlled by One Equity Partners and its affiliates, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Under the terms of the merger agreement, NCO Group, Inc. shareholders received $27.50 in cash, without interest, for each share of NCO Group, Inc. common stock that they held. On February 27, 2007, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc. The accompanying consolidated financial statements are presented for two periods, Predecessor and Successor which relate to the period of operations preceding the Transaction and the period of operations succeeding the Transaction, respectively. Collect Holdings was formed on July 13, 2006 (there were no operations from the date of inception until the Transaction on November 15, 2006). We have prepared our discussion of the 2006 results of operations by comparing the mathematical combination, without making any pro forma adjustments, of the Successor and Predecessor periods in the year ended December 31, 2006. This unaudited presentation does not comply with generally accepted accounting principles (GAAP); however, we believe it provides the most meaningful comparison of our results. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved if the Transaction did not occur and may not be predictive of future results of operations.

We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of over 100 offices. We also purchase and collect past due accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

We operate our business in three segments: ARM, CRM and Portfolio Management.

During 2008, we generated approximately 60 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from six percent for the management of accounts placed early in the accounts receivable cycle to 49 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries was approximately 17 percent during 2008, 2007, and 2006. In addition, we generate revenue from certain contractual ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for contractual services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice. Approximately 40 percent of our ARM revenue is generated from contractual collection services, where fees are based on a monthly rate or a per service charge, and other ARM services.

During 2008, approximately 88 percent of our CRM revenue was generated from inbound services, which consist primarily of customer service and technical support programs, and to a lesser extent acquisition and retention services. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. During 2008, outbound services, which consist of customer acquisition and customer retention services, represented approximately 12 percent of our CRM revenue.

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs.

As a result of the annual impairment testing completed during the fourth quarter of 2008, we recorded goodwill and trade name impairment charges of $289.5 million. Additionally, revenue for 2008 was reduced by a $98.9 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable.

During the second half of 2007 and during 2008, our payroll and related expenses were negatively impacted by the decline in the U.S. dollar against the Canadian dollar.

Changes to the economic conditions in the U.S., either positive or negative, could have a significant impact on our business, including, but not limited to:

•      further impairment charges to our goodwill, trade name and purchased accounts receivable;

•      fluctuations in the volume of placements of accounts and the collectability of those accounts for our ARM contingency fee based services;

•      volume fluctuations in our ARM fixed fee based services;

•      volume fluctuations in our CRM services; and,

•      variability in the collectability of existing portfolios and the ability to purchase portfolios at acceptable prices for our Portfolio Management business.

We have grown rapidly, through both acquisitions as well as internal growth.  On January 2, 2008, we acquired Systems & Services Technologies, Inc., referred to as SST, a third-party consumer receivable servicer, for $17.7 million. On February 29, 2008, we acquired Outsourcing Solutions, Inc., referred to as OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $339.0 million. During 2008, the Company also acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $9.3 million which was paid in cash. On January 9, 2007, we acquired Statewide Mercantile Services, referred to as SMS, a provider of ARM services in Australia for approximately $2.1 million, which included SMS’ portfolio of purchased accounts receivable. During 2006, we completed two acquisitions: Australian Receivables Limited, referred to as ARL, a provider of ARM services in Australia, in July 2006 for approximately $9.4 million; and Star Contact (BVI) Ltd and Call Center Telemarketing Pro-Panama, S.A., referred to as Star Contact, a provider of CRM services in Panama, in December 2006 for approximately $51.2 million.

Prior to the acquisition of SST on January 2, 2008, SST was a wholly owned subsidiary of

JPMorgan Chase & Co., referred to as JPM. JPM also wholly owns OEP, which as described above has had a controlling interest in us since the Transaction on November 15, 2006. Financial Accounting Standards Board, referred to as FASB, Statement of Financial Accounting Standards No. 141, “Business Combinations,” referred to as SFAS 141, states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because NCO and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition is viewed as a change in reporting entity and, as a result, required restatement of our financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of NCO and SST by JPM commenced.

In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods prior to the combination are restated on a combined basis to furnish comparative information. Accordingly, our consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations and cash flows for the year ended December 31, 2007 and for the period from July 13, 2006 through December 31, 2006 include SST’s financial position information as of December 31, 2007 and its results of operations and cash flows for the year ended December 31, 2007 and for the one month ended December 31, 2006.

Critical Accounting Policies and Estimates

General

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates are the most critical and could have the most impact on our results of operations. For a discussion of these and other accounting policies, see note 2 in our Notes to Consolidated Financial Statements.

As a result of the Transaction, the majority of our assets and liabilities, including our portfolio of accounts receivable, have been adjusted to their fair value as of the date of the Transaction, in accordance with SFAS No. 141, “Business Combinations.” We made significant assumptions in determining the fair value of intangible assets and other assets and liabilities in connection with purchase accounting. Such adjustments to fair value and the allocation of purchase price between identifiable intangibles and goodwill (as discussed below) will have an impact on our revenues and profitability. Additionally, in accordance with Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Transactions,” a portion of the equity related to our management stockholders was recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets was reduced accordingly.

Goodwill, Other Intangible Assets and Purchase Accounting

Purchase accounting requires that assets acquired and liabilities assumed be recorded at their fair value at the date of acquisition. Our balance sheet includes amounts designated as “Goodwill,”

“Trade name” and “Customer relationships and other intangible assets.” Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Trade name represents the fair value of the NCO name. Other intangible assets consist primarily of customer relationships, which represent the information and regular contact we have with our clients, and non-compete agreements.

As of December 31, 2008, our balance sheet included goodwill, trade name and other intangibles that represented 33.2 percent, 5.0 percent and 19.6 percent of total assets, respectively, and 216.3 percent, 32.7 percent and 128.0 percent of stockholders’ equity, respectively.

Goodwill and trade name are tested for impairment at least annually and as triggering events occur. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the fair value of a reporting unit’s goodwill is compared to its carrying amount. If the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we could be required to take a charge to earnings, which could be material.

Late in 2008, our ARM and Portfolio Management reporting units experienced a significant reduction in the collectability of both customer-placed and purchased accounts receivable resulting from deteriorating economic conditions. Due to the expected impact of the economic environment, we reduced our 2009 budgeted expectations for each of our reporting units. As a result, our 2008 annual impairment test for goodwill and trade name indicated that the carrying values of all of our reporting units exceeded their fair values. Fair values were determined by using a combination of the market approach and income approach. Our fair value calculations were based on projected financial results that were prepared in connection with our annual budget and forecasting process that included the expected impact of the current economic environment. The fair value calculations were also based on other assumptions including long-term growth rates of 4 percent and weighted average cost of capital ranging from 13 percent to 14 percent. As a result of the annual impairment testing, we recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million. The Company was not required to record any impairment charges based upon the annual impairment tests in 2007.

We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, profitability, discount factors, market comparables, future tax rates, and other factors. Variations in any of these assumptions could result in materially different calculations of impairment amounts. If the expected revenue and cash flows are not realized, additional impairment losses may be recorded in the future.

We periodically evaluate the net realizable value of identifiable definite-lived intangible assets for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Revenue Recognition for Purchased Accounts Receivable

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each portfolio. We have historical collection records for all of our purchased accounts receivable, as well as debtor records since our entrance into this business and for acquired businesses since 1986, which provides us a reasonable basis for our judgment that it is probable that we will ultimately collect the recorded amount of our purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. We use all available information to forecast the cash flows of our purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor. The estimated future cash flow of each portfolio is used to compute the internal rate of return, referred to as the IRR, for each portfolio. The IRR is used to allocate collections between revenue and amortization of the carrying values of the purchased accounts receivable.

We apply the American Institute of Certified Public Accountants Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” referred to as SOP 03-3. SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 does not allow the original estimate of the effective interest, or the IRR, to be lowered for revenue recognition or for subsequent testing for provision for impairments. If the original collection estimates are lowered, an allowance is established in the amount required to maintain the original IRR. If collection estimates are raised, increases are first used to recover any previously recorded allowances and then recognized prospectively through an increase in the IRR, which are realized over a portfolio’s remaining life. Any increase in the IRR must be used for subsequent revenue recognition and allowance testing.

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable. A five percent increase in the amount of future expected collections would have resulted in additional income of $3.8 million for the year ended December 31, 2008, largely as a result of lower allowances since increases in future expected collections are recognized to the extent sufficient to recover any allowances or to increase the expected IRR. A five percent decrease in the amount of future expected collections would have resulted in additional loss of $3.8 million for the year ended December 31, 2008, largely as a result of higher allowances.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” referred to as SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

At December 31, 2008, our balance sheet included deferred tax assets of $72.0 million for the assumed future utilization of federal net operating loss carryforwards. We believe that we will be able to utilize the net operating loss carryforwards so we have not reduced the deferred tax asset by a valuation allowance. However, a valuation allowance of $31.4 million has been provided for a portion of deferred tax assets primarily relating to certain foreign and state net operating losses and state tax credits, due to the uncertainty that they can be realized. The utilization of net operating loss carryforwards and tax credits is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. If we are unable to utilize the federal net operating loss carryforwards, it may result in incremental tax expense in future periods.

Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment and are based on the latest information available at the time. We are subject to audit within the federal, state and international taxing jurisdictions, and these audits can involve complex issues that may require an extended period of time to resolve. We maintain reserves for estimated tax exposures, which are ultimately settled primarily through the settlement of audits within these tax jurisdictions, changes in applicable tax law, or other factors. We believe that an appropriate liability has been established for financial statement purposes; however, actual results may differ from these estimates.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. As of December 31, 2008 and 2007, we had $8.3 million and $9.1 million, respectively, in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate.

We recognize interest related to uncertain tax positions in interest expense. As of December 31, 2008 and 2007, we had approximately $4.0 million and $4.1 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

We are subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. We cannot predict with certainty how these audits will be resolved and whether we will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2008, we are subject to audit by the Internal Revenue Service for the tax years of 2006 and 2007. For most states and foreign countries where we conduct business, we are subject to examination for the preceding three to six years. In certain states and foreign countries, the period could be longer.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are determined based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider factors such as a customer’s ability to meet and sustain their financial commitments, a customer’s current financial condition and historical payment patterns. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, in addition to any contractual rights that allow us to reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

Results of Operations

The following table sets forth selected historical statement of operations data (amounts in thousands):

	Successor				Combined		Successor	Predecessor
							Period from
							July 13, 2006	Period from
							(date of inception)	Jan. 1, 2006
							through	through
	For the year ended		For the year ended		For the year ended		December 31,	November 15,
	December 31, 2008		December 31, 2007		December 31, 2006		2006	2006
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Amount
Revenues	$1,513,141	100.0%	$1,285,430	100.0%	$1,196,166	100.0%	$146,365	$1,049,801
Payroll and related expenses	845,481	55.9	679,951	52.9	633,048	52.9	79,165	553,883
Selling, general and admin. Expenses	562,339	37.2	459,170	35.7	425,272	35.5	50,122	375,150
Depreciation and amortization	121,324	8.0	102,349	8.0	58,923	5.0	12,228	46,695
Impairment of intangible assets	289,492	19.1	—	—	69,898	5.8	69,898	—
Restructuring charges	11,600	0.7	—	—	12,765	1.1	—	12,765
(Loss) income from operations	(317,095)	21.0	43,960	3.4	(3,740)	0.3	(65,048)	61,308
Other expense	110,208	7.3	89,051	6.9	36,064	3.0	14,422	21,642
Income tax expense (benefit)	(71,947)	4.8	(16,104)	1.2	11,220	0.9	(3,522)	14,742
Minority interest	18,250	1.2	(2,735)	0.2	(4,047)	0.4	(157)	(3,890)
Net income (loss)	$(337,106)	22.3%	$(31,722)	2.5%	$(55,071)	4.6%	$(76,105)	$21,034

Year ended December 31, 2008 Compared to Year ended December 31, 2007

Revenue.  Revenue increased $227.7 million, or 17.7 percent, to $1,513.1 million for 2008, from $1,285.4 million in 2007. Revenue for the year ended December 31, 2008 was reduced by a $98.9 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, including $726,000 in ARM for international portfolios. ARM, CRM and Portfolio Management accounted for $1,219.3 million, $361.1 million and $18.4 million, respectively, of the 2008 revenue. ARM’s revenue included $82.8 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue included $2.9 million of intercompany revenue earned on services performed for ARM, which were eliminated upon consolidation. For 2007, ARM, CRM and Portfolio Management accounted for $915.6 million, $328.6 million and $150.9 million, respectively. ARM’s revenue included $109.1 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue included $532,000 of intercompany revenue earned on services performed for ARM, which were eliminated upon consolidation.

ARM’s revenue increased $303.7 million, or 33.2 percent, to $1,219.3 million in 2008, from $915.6 million in 2007. The increase in ARM’s revenue was primarily attributable to the acquisition of OSI on February 29, 2008, which added $337.3 million of revenue. This increase was offset in part by the weaker collection environment during 2008 and a $26.3 million decrease in fees from collection services performed for Portfolio Management. Included in ARM’s intercompany service fees for 2008, was $1.7 million of commissions from the sales of portfolios by Portfolio Management, compared to $12.8 million in 2007.

CRM’s revenue increased $32.5 million, or 9.9 percent, to $361.1 million in 2008, from $328.6 million in 2007. The increase in CRM’s revenue was primarily due to increased client volume, related to the implementation of new contracts during 2007 and 2008, partially offset by lower volumes from certain existing clients due to the impact of the economy.

Portfolio Management’s revenue decreased $132.5 million, or 87.8 percent, to $18.4 million in 2008, from $150.9 million in 2007. Portfolio Management’s collections, excluding all portfolio sales, decreased $25.9 million, or 11.6 percent, to $196.8 million in 2008, from $222.7 million in 2007. Revenue for 2008 was reduced by a $98.2 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, due to the impact of the deteriorating economic conditions on cash collected and lower estimates of future collections, compared to an impairment charge of $25.0 million in the prior year. Excluding the effect of the impairment charges and all portfolio sales, Portfolio Management’s revenue represented 57.1 percent of collections in 2008, as compared to 68.3 percent of collections in 2007. The remaining decrease in revenue and collections primarily reflects the effect of the weaker collection environment during 2008. Portfolio sales for 2008 were $3.0 million compared to $21.1 million for 2007.

Payroll and related expenses.  Payroll and related expenses increased $165.5 million to $845.5 million in 2008, from $680.0 million in 2007, and increased as a percentage of revenue to 55.9 percent from 52.9 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the decrease in revenues due to the $98.9 impairment charge recorded on purchased accounts receivables in the year ended December 31, 2008.

ARM’s payroll and related expenses increased $157.5 million to $583.7 million in 2008, from $426.2 million in 2007, and increased as a percentage of revenue to 47.9 percent from 46.5 percent. Payroll and related expenses increased primarily due to the acquisition of OSI on February 29, 2008, and increased as a percentage of revenue due to the OSI acquisition as well as the effect of the weaker collection environment on ARM’s revenue. Included in ARM’s payroll and related expenses was $2.9 million of intercompany expense to CRM, for services provided to ARM.

CRM’s payroll and related expenses increased $10.2 million to $256.9 million in 2008, from $246.7 million in 2007, but decreased as a percentage of revenue to 71.1 percent from 75.1 percent. The decrease as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations.

Portfolio Management’s payroll and related expenses increased $171,000 to $7.8 million in 2008, from $7.6 million in 2007. Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $103.2 million to $562.3 million in 2008, from $459.2 million in 2007, and increased as a percentage of revenue to 37.2 percent from 35.7 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the decrease in revenues due to the $98.9 million impairment charge recorded on purchased accounts receivables in 2008.

ARM’s selling, general and administrative expenses increased $95.6 million to $496.9 million in 2008, from $401.2 million in 2007, but decreased as a percentage of revenue to 40.7 percent from 43.8 percent. The increase in ARM’s selling, general and administrative expenses was primarily due to the OSI acquisition. The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over the larger revenue base.

CRM’s selling, general and administrative expenses increased $7.4 million to $61.7 million in 2008, from $54.3 million in 2007, and increased as a percentage of revenue to 17.1 percent from 16.5 percent. The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to ramping up capacity due to increasing client volumes, in advance of the offsetting revenue generation.

Portfolio Management’s selling, general and administrative expenses decreased $26.2 million to $86.5 million in 2008, from $112.7 million in 2007, but increased as a percentage of revenue, not including portfolio sales revenue and excluding the effect of impairment charges, to 76.2 percent from 72.8 percent. The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $26.3 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was primarily due to the decrease in revenue due to lower collections. Included in Portfolio Management’s selling, general and administrative expenses for 2008 and 2007 was $82.8 million and $109.1 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

Restructuring charges.  During 2008 we incurred restructuring charges of $11.6 million related to restructuring of our legacy operations to streamline our cost structure, in conjunction with the OSI acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization.  Depreciation and amortization increased to $121.3 million in 2008, from $102.3 million in 2007. This increase was primarily attributable to the amortization of the customer relationships resulting from the OSI acquisition.

Impairment of intangible assets.  During the fourth quarter of 2008, the Company performed its annual impairment tests of goodwill and trade name and recorded impairment charges totaling $289.5 million.

Other income (expense).  Interest expense decreased to $94.8 million for 2008, from $95.3 million for 2007.  The decrease was attributable to lower floating interest rates on the senior credit facility and the senior notes. The lower interest rates were partially offset by additional borrowings under the senior credit facility primarily to fund a portion of the acquisition of OSI. Other income (expense), net for 2008 and 2007 included approximately $16.8 million of net losses and $2.2 million of net gains, respectively, resulting from the settlement of certain foreign exchange contracts.

Income tax (benefit) expense.  For 2008, the effective income tax rate decreased to 16.8 percent from 35.7 percent for 2007, due to losses in the domestic ARM, CRM and Portfolio Management businesses combined with income from certain foreign businesses, which are not subject to income tax, and less income attributable to minority interests.

Year ended December 31, 2007 Compared to Year ended December 31, 2006

Revenue.  Revenue increased $89.2 million, or 7.5 percent, to $1,285.4 million for 2007, from $1,196.2 million in 2006. ARM, CRM and Portfolio Management accounted for $915.6 million, $328.5 million and $150.9 million, respectively, of the 2007 revenue. ARM’s revenue included $109.1 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. CRM’s revenue included $532,000 of intercompany revenue earned on services performed for ARM that was eliminated upon consolidation.

ARM’s revenue increased $43.5 million, or 5.0 percent, to $915.6 million in 2007, from $872.1 million in 2006. The increase in ARM’s revenue was primarily attributable to revenue of $70.0 million from SST in 2007 compared for $6.1 million for December 2006, offset partially by a weaker collection environment during 2007. Included in ARM’s intercompany service fees for the year ended December 31, 2007, was $12.8 million of commissions from the sales of portions of older portfolios by Portfolio Management, compared to $10.3 million in 2006.

CRM’s revenue increased $77.3 million, or 30.8 percent, to $328.5 million in 2007, from $251.2 million in 2006. The increase in CRM’s revenue was primarily due to increased client volume following the implementation of new contracts during 2006 and 2007.

Portfolio Management’s revenue decreased $36.1 million, or 19.3 percent, to $150.9 million in 2007, from $187.0 million in 2006. Portfolio Management’s collections, excluding all portfolio sales, decreased $25.6 million, or 10.3 percent, to $222.7 million in 2007, from $248.3 million in 2006. Portfolio Management’s revenue represented 57.1 percent of collections, excluding all portfolio sales, in 2007, as compared to 67.3 percent of collections, excluding all portfolio sales, in 2006. The decrease in revenue primarily reflects a $25.0 million impairment charge recorded to establish a valuation allowance against the carrying value of the portfolios. Excluding the effect of the impairment charge, Portfolio Management’s revenue represented 68.3 percent of collections in 2007. The increase compared to the prior year was mainly attributable to lower collections due to the weaker collection environment during 2007. Gains on sales of portfolios for the year ended December 31, 2007 were $21.1 million compared to $22.8 million for the year ended December 31, 2006.

Payroll and related expenses.  Payroll and related expenses increased $47.0 million to $680.0 million in 2007, from $633.0 million in 2006, and increased as a percentage of revenue to 52.9 percent from 50.3 percent.

ARM’s payroll and related expenses increased $4.4 million to $426.2 million in 2007, from $421.8 million in 2006, but decreased as a percentage of revenue to 46.5 percent from 48.4 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily due to the effective management of labor, as well as the $7.1 million of stock-based compensation expense recorded in 2006 related to the adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and the acceleration of the vesting of all outstanding unvested stock options and restricted stock units in connection with the Transaction. Included in ARM’s payroll and related expenses was $532,000 of intercompany expense to CRM, for services provided to ARM.

CRM’s payroll and related expenses increased $43.1 million to $246.7 million in 2007, from $203.6 million in 2006, but decreased as a percentage of revenue to 75.1 percent from 81.0 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the increased revenue from the ramp up of the new contracts implemented during 2007, as well as the absorption of the fixed payroll costs of the higher revenue base.

Portfolio Management’s payroll and related expenses decreased $457,000 to $7.6 million in 2007, from $8.1 million in 2006, but increased as a percentage of revenue to 5.0 percent from 4.9 percent. Portfolio Management outsources all of the collection services to ARM and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was due principally to the decrease in revenue resulting from the impairment charge in 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $33.9 million to $459.2 million in 2007, from $425.3 million in 2006, and increased slightly as a percentage of revenue to 35.7 percent from 35.6 percent.

ARM’s selling, general and administrative expenses increased $30.0 million to $401.2 million in 2007, from $371.2 million in 2006, and increased slightly as a percentage of revenue to 43.8 percent from 42.6 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging our infrastructure over a lower revenue base. Included in ARM’s selling, general and administrative expenses for 2006 were charges of $5.1 million related to the Transaction as well as charges of $2.9 million related to the integration of the acquisition of Risk Management Alternatives Parent Corp., referred to as RMA in September 2005.

CRM’s selling, general and administrative expenses increased $9.6 million to $54.3 million in 2007, from $44.7 million in 2006, but decreased as a percentage of revenue to 16.5 percent from 17.8 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure in this division.

Portfolio Management’s selling, general and administrative expenses decreased $10.3 million to $112.7 million in 2007, from $123.0 million in 2006, and increased as a percentage of revenue, not including revenue from the sales of portfolios, to 86.8 percent from 74.9 percent. The decrease in selling, general and administrative expenses was due primarily to a $4.6 million decrease in fees for collection services provided by ARM. The increase as a percentage of revenue was mainly attributable to the decrease in revenue resulting from the impairment charge in 2007.  Included in Portfolio Management’s selling, general and administrative expenses for 2007 was $109.1 million of intercompany expense to ARM, for services provided to Portfolio Management.

Restructuring charges.  During 2006, we incurred restructuring charges of $12.8 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the acquisition of Risk Management Alternatives Parent Corp. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization.  Depreciation and amortization increased to $102.3 million in 2007, from $58.9 million in 2006. This increase was primarily attributable to the amortization of the customer relationships acquired in connection with the Transaction in November of 2006, as well as higher depreciation on additions to property and equipment during 2007.

Impairment of intangible assets.  During December 2006, SST performed a valuation of goodwill using the discounted cash flow method and determined that the entire $69.9 million of goodwill should be impaired.

Other income (expense).  Interest expense increased to $95.3 million for 2007, from $41.6 million for 2006. This increase was due primarily to the $830.0 million of debt incurred in connection with the Transaction and higher interest rates associated with that debt. Other income (expense) for 2007 included approximately $2.2 million of net gains from the settlement of certain foreign exchange contracts. Other income (expense) for 2006 included $2.3 million in insurance proceeds related to the effects of Hurricane Katrina on our business and approximant

$566,000 of net gains resulting from the settlement of certain foreign businesses which are not subject to income tax.

Income taxes.  For the year ended December 31, 2007, income tax benefit was $16.1 million compared to income tax expense of $11.2 million for 2006. The income tax benefit for 2007 resulted from losses in the domestic ARM and CRM businesses combined with income from certain foreign businesses which are not subject to income tax.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, including collections on purchased accounts receivable, bank borrowings, nonrecourse borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

The cash flow from our contingency collection business and our purchased portfolio business is dependent upon our ability to collect from consumers and businesses. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

The capital and credit markets have recently experienced significant volatility and if this continues, it is possible that our ability to access the capital and credit markets may be limited. Currently, our senior notes and senior subordinated notes are assigned ratings by certain rating agencies. Changes in our business environment, operating results, cash flows, or financial position could impact the ratings assigned by these rating agencies. Such significant volatility could also significantly affect the costs of borrowing, which could have a material impact on our financial condition and results of operations. We are currently in compliance with all of our debt covenants, but the future impact on the Company’s operations and financial projections from the challenging economic and business environment may impact our ability to meet our debt covenants in the future.

In 2008, our nonrecourse lender significantly curtailed their participation in our purchased accounts receivable business. We funded our purchases with available cash and borrowings under our revolving credit facility. In addition, acquisitions of businesses and earn-out payments on previously acquired businesses were a significant use of cash and availability on the revolving credit facility in 2008. We had $193,000 and $35.0 million available for borrowing under our revolving credit facility at December 31, 2008 and March 25, 2009, respectively. The increase in our availability was attributable to $22.5 million of proceeds from equity issued in connection with the amendment to our senior credit facility, which is discussed below, that was used to pay down our revolving credit facility, $11.5 million of repayments from cash flows from operations and $760,000 of reductions in letters of credit.

Notwithstanding the foregoing, at this time, we believe that we will be able to finance our current operations, planned capital expenditure requirements, internal growth and debt service obligations, at least through the next twelve months, with the funds generated from our operations, with our existing cash and available borrowings under our Credit Facility (as defined below) and nonrecourse credit facility. Additionally, we have the ability to obtain cash through additional equity and debt offerings, if needed.

We have a senior credit facility, referred to as the Credit Facility, that consists of a term loan ($588.6 million outstanding as of December 31, 2008) and a $100.0 million revolving credit facility ($81.5 million outstanding as of December 31, 2008). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes. As a result, we are significantly leveraged.

Due to the expected impact of the deteriorating economic conditions on our 2009 financial results, as well as financial covenant ratio adjustments required under the Credit Facility in 2009, management became uncertain of its ability to remain in compliance with the financial covenants throughout 2009. Therefore, on March 25, 2009, we amended the Credit Facility to, among other things: (i) adjust the financial covenants, including increasing maximum leverage ratios, decreasing minimum interest coverage ratios, and increasing maximum capital expenditures; (ii) increase the margin applicable to Base Rate (defined as the higher of the prime rate or the federal funds rate) borrowings and LIBOR borrowings by 0.75 percent; (iii) create a minimum LIBOR of 2.50 percent; (iv) create a minimum Base Rate of LIBOR plus 1.00 percent; (v) increase the letter-of-credit subfacility to $30.0 million; (vi) permit us under certain circumstances to increase the size of our revolving credit facility by up to $50.0 million in the aggregate; and (vii) limit our ability to invest in purchased accounts receivable under certain circumstances.

The amendment to the Credit Facility also permits us to repurchase our senior notes and senior subordinated notes out of the net cash proceeds of new equity issuances. We are aware that our senior notes and senior subordinated notes are currently trading at a substantial discount to their face amounts. We or our stockholders may from time to time seek to retire or purchase our outstanding notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Our stockholders who acquire such notes may seek to contribute them to us, for retirement, in exchange for the issuance of additional equity. The amounts involved may be material.

On March 25, 2009, in connection with the amendment discussed above, we privately placed 147,447.3 shares of our Series B-1 Preferred Stock and 20,973.7 shares of our Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under our revolving credit facility.

In December 2008, we privately placed 40,746 shares of our Series B-1 Preferred Stock and 1,369 shares of our Series B-2 Preferred Stock for an aggregate purchase price of $10.0 million. The proceeds were used for general corporate purposes.

In February 2008, we privately placed 802,262 shares of Series A Preferred Stock, 33,338 shares of Class L common stock and 1,011,162 shares of Class A common stock for an aggregate purchase price of $210.0 million. The entire amount of proceeds was used to acquire OSI. We amended the senior credit facility in connection with the OSI acquisition to, among other things, add $139.0 million to the term loan. The entire amount of this term loan was used to fund the remainder of the purchase price to acquire OSI.

In January 2008, we issued 22,484 shares of Series A Preferred Stock for merger consideration in connection with the acquisition of SST, and an additional 7,400 shares in February 2009.

The exclusivity agreement with our nonrecourse lender expires on June 30, 2009. We have begun to discuss future lending facilities for the purchases of accounts receivable with the existing lender and other third-party lenders. Such future borrowings, if any, may reduce our use of available cash or borrowings under our revolving credit facility.

Cash Flows from Operating Activities.  Cash provided by operating activities was $93.7 million in 2008, compared to $44.0 million in 2007. The increase in cash provided by operating activities was primarily attributable to the operating activities of OSI, which was acquired on February 29, 2008, and a decrease in accounts receivable, trade of $11.8 million for 2008, compared to an increase of $28.6 million in the prior year, resulting from the collection of a large outstanding receivable balance during 2008. These increases were partially offset by a decrease in accounts payable and accrued expenses of $23.2 million for 2008, compared to an increase of $3.4 million in the prior year.

Cash provided by operating activities was $44.0 million in 2007, compared to $104.7 million in 2006. The decrease in cash provided by operating activities was primarily attributable to a $14.6 million decrease in income taxes payable in 2007, compared to a $24.2 million increase in the prior year, and an increase of $28.6 million in accounts receivable trade in 2007, compared to an increase of $1.9 million in the prior year.

Cash Flows from Investing Activities.  Cash used in investing activities was $424.2 million in 2008 compared to $32.7 million in 2007. The increase in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition-related costs of $349.4 million in 2008 primarily incurred in connection with the acquisition of OSI on February 29, 2008.

Cash used in investing activities was $32.7 million in 2007, compared to $1,006.3 million in 2006. The decrease in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition-related costs of $983.2 million in 2006 primarily incurred in connection with the Transaction and the acquisition of Star Contact. Also contributing to the decrease was lower purchases of property and equipment during 2007, offset in part by higher purchases of accounts receivable portfolios.

Cash Flows from Financing Activities.  Cash provided by financing activities was $332.2 million in 2008, compared to cash used in financing activities of $2.9 million in 2007. The change in financing activities resulted from the additional borrowings of $139.0 million under our Credit Facility and the issuance of $210.0 million of stock, both of which were used primarily to fund the OSI acquisition. During 2008, we paid $17.5 million to JPM in connection with the acquisition of SST, which was deemed to be a cash dividend for accounting purposes.

Cash used in financing activities was $2.9 million in 2007, compared to cash provided by financing activities of $914.9 million in 2006. The change in financing activities resulted from the 2006 borrowings of $830.0 million to fund the Transaction, consisting of $465.0 million term loan under the Credit Facility, $165.0 million of senior notes and $200.0 million of senior subordinated notes. Also, contributing to the change was the 2006 issuance of $396.0 million of capital stock in connection with the Transaction. Partially offsetting these items was net borrowings under the Credit Facility of $6.4 million in 2007, compared to net repayments of $134.5 million in 2006.

Senior Credit Facility.  On November 15, 2006 we entered into the Credit Facility with a syndicate of financial institutions. The Credit Facility, as amended, consists of a term loan ($588.6 million outstanding as of December 31, 2008) and a $100.0 million revolving credit facility ($81.5 million outstanding as of December 31, 2008). We are required to make quarterly repayments of $1.5 million on the term loan until its maturity in May 2013, at which its remaining balance outstanding is due. We are also required to make annual prepayments of 50 percent, 25 percent or zero percent of our excess annual cash flow, based on our leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity date of November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.3 million at December 31, 2008). We had $193,000 and $35.0 million available for borrowing under our revolving credit facility at December 31, 2008 and March 25, 2009, respectively.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. At December 31, 2008, our leverage ratio was 4.18, compared to the maximum of 4.75, and our interest coverage ratio was 2.94, compared to the minimum of 2.10. We were in compliance with all required financial covenants and we were not aware of any events of default as of December 31, 2008.

Due to the expected impact of the deteriorating economic conditions on our 2009 financial results, as well as financial covenant ratio adjustments required under the Credit Facility in 2009, management became uncertain of its ability to remain in compliance with the financial covenants through 2009. Therefore, on March 25, 2009, we amended the Credit Facility to, among other things: (i) adjust the financial covenants, including increasing maximum leverage ratios, decreasing minimum interest coverage ratios, and increasing maximum capital expenditures; (ii) increase the margin applicable to Base Rate (defined as the higher of the prime rate or the federal funds rate) borrowings and LIBOR borrowings by 0.75 percent; (iii) create a minimum LIBOR of 2.50 percent; (iv) create a minimum Base Rate of LIBOR plus 1.00 percent; (v) increase the letter-of-credit subfacility to $30.0 million; (vi) permit us under certain circumstances to increase the size of our revolving credit facility by up to $50.0 million in the aggregate; and (vii) limit our ability to invest in purchased accounts receivable under certain circumstances. Following the amendment and after giving effect to the repayment of certain amounts owed under the Credit Agreement with the proceeds of the equity sale described below, as of March 25, 2009 the balance outstanding on the term loan was $573.6 million and the balance outstanding on the revolving credit facility was $47.5 million. We had $35.0 million of remaining availability under the revolving credit facility as of March 25, 2009.

On March 25, 2009, in connection with the amendment discussed above, we privately placed 147,447.3 shares of our Series B-1 Preferred Stock and 20,973.7 shares of our Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under our revolving credit facility.

Senior Notes and Senior Subordinated Notes.  In connection with the Transaction, on November 15, 2006 we issued $165.0 million of floating rate senior notes due 2013, referred to as the Senior Notes, and $200.0 million of 11.875 percent senior subordinated notes due 2014, referred to as the Senior Subordinated Notes, collectively referred to as the Notes. The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of our existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

The Senior Notes are unsecured senior obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to the

London Interbank Offered Rate, referred to as LIBOR, plus 4.875 percent, reset quarterly. We may redeem the Senior Notes, in whole or in part, at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. We may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after November 15, 2010 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest. We also may redeem some or all of the Senior Subordinated Notes at any time prior to November 15, 2010, at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium. Finally, subject to certain conditions, we may redeem up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes at any time prior to November 15, 2009 with the net proceeds of a sale of our capital stock at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium.

The indentures governing the Notes contain a number of covenants that limit our and our restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis. In addition, upon a change of control, we are required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Upon certain events of default, the trustee or the holders of at least 25 percent in the aggregate principal amount of the notes, then outstanding, may, and the trustee at the request of the holders will, declare the principal of, premium, if any, and accrued interest on the notes to be immediately due and payable. In the event a court enters a decree or order for relief against us in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, the court appoints a receiver, liquidator, assignee, custodian, trustee, sequestrator or similar official or for all or substantially all of our property and assets or the winding up or liquidation of our affairs and, in each case, such decree or order remains unstayed and in effect for a period of 60 consecutive days, the principal of, premium, if any, and accrued interest on the notes then outstanding will automatically become and be immediately due and payable. Additionally, if we or any subsidiary guarantor commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or consent to the entry of an order for relief in an involuntary case under any such law, consent to the appointment of or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator or similar official or for all or substantially all of our property and assets or substantially all of the property and assets of a significant subsidiary (as defined in the indentures) or effect any general assignment for the benefit of creditors, the principal of, premium, if any, and accrued interest on the notes then outstanding will automatically become and be immediately due and payable.

Nonrecourse Credit Facility.  We have a nonrecourse credit facility and an exclusivity agreement, collectively referred to as the Nonrecourse Agreement. The Nonrecourse Agreement provides that all purchases of accounts receivable by us with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and our initial investment, including interest. We may terminate the Nonrecourse Agreement for a cost of $250,000 for each month remaining under the Nonrecourse Agreement from the date of termination until June 30, 2009, when the Nonrecourse Agreement expires. Total debt outstanding under this facility as of December 31, 2008 was $37.2 million, including $3.7 million of accrued residual interest. As of December 31, 2008, we were in compliance with all required covenants.

Borrowings under the amended credit facility are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

The exclusivity agreement to the Nonrecourse Agreement expires on June 30, 2009. We have begun to discuss future lending facilities for the purchases of accounts receivable with the existing lender and other third-party lenders. Such future borrowings, if any, may reduce our use of available cash or borrowings under our revolving credit facility.

Contractual Obligations.  The following summarizes our contractual obligations as of December 31, 2008 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 11, 12 and 19 in our Notes to Consolidated Financial Statements.

	Payments Due by Period(1)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Credit Facility	$670,105	$6,054	$93,608	$570,443	$—
Notes	365,000	—	—	165,000	200,000
Nonrecourse credit facility	37,244	22,845	14,007	392	—
Other long-term debt	6,729	1,660	1,170	964	2,935
Estimated interest payments(2)	393,078	84,687	163,622	123,988	20,781
Operating leases (3)	245,781	59,109	88,646	54,999	43,027
Purchase commitments	79,049	33,867	45,182	—	—
Forward-flow agreements	45,245	28,966	15,379	900	—

Total contractual obligations	$1,842,231	$237,188	$421,614	$916,686	$266,743

(1)                        Does not include deferred income taxes since the timing of payment is not certain (see note 12 in our Notes to Consolidated Financial Statements). Payments of debt assume no prepayments.

(2)                        Represents estimated future interest expense based on applicable rates, including minimum rates as defined in our amended senior credit facility.

(3)                        Does not include the leases from our former Fort Washington locations (see note 19 in our Notes to Consolidated Financial Statements).

Because their future cash outflows are uncertain, noncurrent liabilities for income tax contingencies are excluded from the table above. As discussed in Note 2 in our Notes to Consolidated Financial Statements, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN 48, on January 1, 2007. At December 31, 2008, we had approximately $8.3 million in reserves for uncertain tax positions and an accrual for related interest expense of $4.0 million. Currently, we do not estimate a cash settlement with the applicable taxing authority will occur within 12 months for the majority of these unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate cap agreements, and foreign currency forwards and options to manage these exposures. We do not enter into derivatives for trading purposes.

Foreign Currency Risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the Philippine peso, the British pound and the Australian dollar. Due to the size of the Canadian and Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. During the year ended December 31, 2008, we continued to see volatility of the U.S. dollar, primarily as it relates to the Canadian dollar and the Philippine peso. We believe this trend may continue, and if so, it could have a negative impact on our future results of operations.

Interest Rate Risk.  At December 31, 2008, we had $872.3 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements and interest rate cap agreements in an effort to limit potential losses from adverse interest rate changes.

Impact of Recently Issued and Proposed Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” referred to as SFAS 141(R), which replaces FASB Statement of Financial Accounting Standards No. 141, “Business Combinations,” referred to as SFAS 141.  While SFAS 141(R) retains the fundamental requirements of SFAS 141 to use the purchase method for acquisitions, it broadens the scope to apply this method to all transactions in which one entity obtains control over one or more other businesses. Among other things, SFAS 141(R) requires that acquired businesses be recognized at their fair values at the date of acquisition, acquisition-related costs to be recognized separately from the acquisition, contingent assets and liabilities to be recognized at fair value at the date of acquisition and restructuring costs of the acquirer to be recognized separately from the acquisition. SFAS 141 (R) is effective for us on January 1, 2009. We are currently reviewing the standard to assess the impact of the adoption of SFAS 141(R).

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” referred to as SFAS 160. This statement establishes accounting and reporting standards that require a noncontrolling interest, or minority interest, in a subsidiary to be presented in the equity section of the consolidated balance sheet, net income attributable to the parent and to the noncontrolling interest to be presented on the consolidated statement of income and sufficient disclosures to clearly distinguish between the interests of the parent and the noncontrolling interest, among other requirements. SFAS 160 is effective for us on January 1, 2009. We are currently reviewing the standard to assess the impact of the adoption of SFAS 160.

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No. 133.”  In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” referred to as SFAS 161. This statement requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for us on January 1, 2009. We are currently reviewing the standard to assess the impact of the adoption of SFAS 161.

FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” referred to as FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for us on January 1, 2009. We are currently reviewing FSP 142-3 to assess the impact of adoption.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Disclosure regarding this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading of “Market Risk,” of this Report on Form 10-K and note 15 in our Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K.

Item 8.          Financial Statements and Supplementary Data

The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 15 of this Report on Form 10-K and begin on page F-1.

Item 9.                              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2007, the Audit Committee of our Board of Directors determined that Ernst & Young LLP would be dismissed as the independent registered public accounting firm for the Company, effective upon completion by Ernst & Young LLP of its services related to their audit of the consolidated financial statements as of December 31, 2006.

Ernst & Young LLP’s reports on the consolidated financial statements of NCO Group, Inc. (formerly known as Collect Holdings, Inc.) at December 31, 2006 and for the period July 13, 2006 (date of inception) to December 31, 2006 (Successor Period) and the consolidated financial statements of NCO Group, Inc. (as predecessor to Collect Holdings, Inc.) at December 31, 2005 and for the years ended December 31, 2005 and 2004 and for the period from January 1, 2006 to November 15, 2006 (collectively the Predecessor Period) did not contain any adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or principle. During the Successor and Predecessor Periods and through May 8, 2007 (date of completion of Ernst & Young LLP’s procedures related to their audit of the consolidated financial statements as of December 31, 2006), there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its reports on the consolidated financial statements of the Company for such periods. Pursuant to the AICPA’s Statement of Auditing Standards No. 112 “Communicating Internal Control Related Matters Identified in an Audit,” for the Predecessor Period ended November 15, 2006, Ernst & Young LLP issued a letter informing management of a deficiency in internal control that they consider to be a material weakness, related to the operating effectiveness of the Company’s income tax and financial statement close processes. Other than the material weakness identified by Ernst & Young LLP related to the income tax and financial statement close processes, there have been no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged PricewaterhouseCoopers LLP as its new independent registered public accounting firm as of February 2, 2007. During the two most recent fiscal years and through February 2, 2007, the Company has not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective as of

December 31, 2008, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting

As previously disclosed, as of December 31, 2007, our control procedures did not include adequate review over the completeness and accuracy of our income tax accounts to ensure compliance with generally accepted accounting principles (“GAAP”). Beginning in 2007, we out-sourced the preparation of the income tax provision to a third party and did not apply a sufficient review of the third party’s documentation to determine the accuracy and completeness of such provision. This deficiency resulted in material errors in our preliminary income tax provision in our 2007 consolidated financial statements. Our management determined that this control deficiency constituted a material weakness as of December 31, 2007. We corrected the provision for income taxes and related balances prior to the issuance of the 2007 consolidated financial statements. Accordingly, the 2007 consolidated financial statements reflected the corrected provision for income taxes and related balances. To remediate this material weakness, our management implemented review controls to ensure the accuracy and completeness of the provision for income taxes and related balances in the future.

In response to the identified material weakness, our management, with oversight from our Audit Committee, implemented a plan of remediation. The remediation plan was developed following an investigation and review of the processes and activities surrounding the material weakness and included changes to these processes to prevent or detect similar future occurrences. As a result of this plan, we made the following control improvements during the fourth quarter of 2008:

•      We hired tax professionals who have significant tax accounting and reporting experience;

•      We implemented new systems to assist in the preparation of the income tax provision; and

•      We enhanced processes and controls related to income tax accounting and reporting.

Changes to Internal Control over Financial Reporting During the Quarter Ended December 31, 2008

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the changes discussed above were made during the quarter ended December 31, 2008 in order to remediate the material weakness described above. These remediation steps were developed following investigation and review of the processes and activities surrounding the material weakness and include changes to these processes to prevent or detect similar future occurrences.

Management’s Annual Report on Internal Control over Financial Reporting

Management of NCO Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f).

Our management, with the participation of our chief executive officer and chief financial officer, conducted an assessment as of December 31, 2008, of the effectiveness of the Company’s internal control over financial reporting, using the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In January 2008, we acquired Systems & Services Technologies, Inc. (“SST”) and in February 2008, we acquired Outsourcing Solutions, Inc. (“OSI”). Pursuant to guidance issued by the Securities and Exchange Commission, our management has excluded the internal controls over financial reporting associated with these acquisitions from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. SST and OSI collectively represented approximately 26.2% of our total assets and approximately 26.5% of our total revenues as of and for the year ended December 31, 2008.

Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been or will be detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.       Other Information

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and executive officers.

Name	Age(1)	Position
Michael J. Barrist	48	Chairman of the Board(2), President and Chief Executive Officer

Stephen W. Elliott	47	Executive Vice President, Information Technology and Chief Information Officer

Joshua Gindin, Esq.	52	Executive Vice President and General Counsel

Steven Leckerman	56	Executive Vice President and Chief Operating Officer

John R. Schwab	41	Executive Vice President, Finance, Chief Financial Officer and Treasurer

Albert Zezulinski	62	Executive Vice President, Marketing and Administrative Operations

Austin A. Adams	66	Director(2)

Henry H. Briance	24	Director(2)

David M. Cohen	47	Director(2)

Colin M. Farmer	35	Director(2)

Edward A. Kangas	64	Director(2)

Leo J. Pound	54	Director(2)

(1) As of March 31, 2009

(2) Each Director serves a term of one year and until his successor is duly elected and qualified

Michael J. Barrist — Mr. Barrist has served as our Chairman of the Board, President and Chief Executive Officer since purchasing the Company in 1986. Mr. Barrist was employed by U.S. Healthcare, Inc., a managed healthcare company, from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a Certified Public Accountant.

Stephen W. Elliott — Mr. Elliott joined us in 1996 as Senior Vice President, Technology and Chief Information Officer after having provided consulting services to us for the year prior to his arrival. Mr. Elliott became an Executive Vice President in February 1999. Prior to joining us, Mr. Elliott was employed by Electronic Data Systems, a computer services company, for almost 10 years, most recently as Senior Account Manager.

Joshua Gindin, Esq. — Mr. Gindin joined us in May 1998. Prior to joining us, Mr. Gindin was a partner in the law firm of Kessler & Gindin, which had served as our legal counsel since

1986.

Steven Leckerman — Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations, became Executive Vice President, U.S. Operations in January 2001, in August 2003 became Executive Vice President and Chief Operating Officer — Accounts Receivable Management, North America and in November 2006, became Chief Operating Officer of Global Services. In November 2008, Mr. Leckerman became Executive Vice President and Chief Operating Officer. From 1982 to 1995, Mr. Leckerman was employed by Allied Bond Corporation, a collection company that was a division of TransUnion Corporation, where he served as manager of dialer and special projects.

John R. Schwab — Mr. Schwab joined us as Senior Vice President, Finance and Chief Accounting Officer, through the acquisition of RMH Teleservices, Inc. in April 2004, where he was the Chief Financial Officer since 2003. In May 2006, Mr. Schwab became Executive Vice President, Finance, Chief Financial Officer and Treasurer. From 2000 to 2003, Mr. Schwab was employed by Inrange Technologies, Inc., a data storage networking company, most recently as the Chief Financial Officer. Prior to that, Mr. Schwab worked for Arthur Andersen for 11 years, most recently as Senior Manager in the Growth Company Practice. Mr. Schwab is a Certified Public Accountant.

Albert Zezulinski — Mr. Zezulinski joined us in January 2001 as Executive Vice President, Health Services, became Executive Vice President, Corporate and Government Affairs in May 2002, and in September 2005 became Executive Vice President, Global Portfolio Operations. In November 2008, Mr. Zezulinski became Executive Vice President, Marketing and Administrative Operations. Mr. Zezulinski has more than 30 years of consulting and healthcare experience. Prior to joining us, Mr. Zezulinski was the Director of Healthcare Financial Services for BDO Seidman, LLP, an international accounting and consulting firm.

Austin A. Adams — Mr. Adams was the Corporate Chief Information Officer of JPMorgan Chase from July 2004, when JPMorgan Chase merged with Bank One Corporation, until his retirement in October 2006. Prior to the merger, Mr. Adams was Executive Vice President and Chief Information Officer of Bank One. Prior to joining Bank One in 2001, Mr. Adams was Chief Information Officer of First Union Corporation. Mr. Adams was appointed to the Board of Directors in February 2007. Mr. Adams is also a director of the Dun & Bradstreet Corporation and Spectra Energy Corp.

Henry H. Briance — Mr. Briance is a Vice President at One Equity Partners, which he joined in September 2006. Mr. Briance received a BA in Classics from the University of Cambridge in 2005.

David M. Cohen — Mr. Cohen is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in September 2007, Mr. Cohen acted as a Managing Director and the Global Head of the Industrials Group at JPMorgan Securities from February 2004 to July 2007 and prior to that served as Co-Head of the North America M&A Group from March 2002 to February 2004. Before joining JPMorgan, Mr. Cohen was Co-Head of the M&A Group of S.G. Warburg Inc., and worked for Wasserstein Perella & Co. Inc. in both M&A and High Yield Financing. Mr. Cohen previously worked for Bain & Company as a management consultant. Mr. Cohen is also a director of X-Rite, Incorporated.

Colin M. Farmer — Mr. Farmer is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in October 2006, Mr. Farmer spent eight years at Harvest Partners,

a middle-market private equity firm. Prior to that, Mr. Farmer worked at Robertson Stephens & Company. Mr. Farmer is a Trustee of the Princeton University Rowing Association. Mr. Farmer is also a director of X-Rite, Incorporated.

Edward A. Kangas — Mr. Kangas was Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu from 1989 until his retirement in 2000. Mr. Kangas served as Managing Partner of Deloitte & Touche (USA) from 1989 to 1994 and Managing Partner and Chief Executive Officer of Touche Ross in from 1985 to 1989. After his retirement, Mr. Kangas served as a consultant to Deloitte until 2004. Mr. Kangas was appointed to the Board of Directors in February 2007. Mr. Kangas is also a director of Eclipsys Corporation, United Technologies, Hovnanian Enterprises, Inc., Intuit Inc. and Tenet Healthcare Corporation.

Leo J. Pound — Mr. Pound has been a Principal of Pound Consulting, which provides management consultant services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound was appointed to the Board of Directors in February 2007. He had previously served on the Board of Directors of NCO Group, Inc. from 2000 until the date of the Transaction in November 2006.

 Effective as of March 12, 2008, Messrs. James S. Rubin, Daniel J. Selmonosky and Tarek N. Shoeb resigned from our Board of Directors, and our Board appointed Messrs. Richard M. Cashin, Jr., David M. Cohen and Colin M. Farmer to fill the vacancies. Effective December 5, 2008, Mr. Steven L. Winokur resigned from his position as Executive Vice President, Development and Chief Administration Officer.  Effective March 9, 2009, Mr. Richard M. Cashin, Jr. resigned from our Board of Directors and Mr. Briance was appointed as director by the remaining members of our Board to fill the vacancy. Mr. Cashin was, and Mr. Briance is, a representative designee of One Equity Partners under the Stockholders’ Agreement described below.

Stockholders’ Agreement

In connection with the Transaction, on November 15, 2006, we and Michael J. Barrist, certain of Mr. Barrist’s family members and trusts formed for his or their benefit, our other executive officers and the other co-investors entered into stockholders’ agreements, including a stockholders agreement and a registration rights agreement, collectively referred to as the Stockholders’ Agreements. The Stockholders’ Agreements contain agreements among the parties with respect to delivery of our periodic financial reports, confidentiality, restrictions on certain issuances and transfers of shares, including rights of first offer, participation rights, tag-along rights and drag-along rights, registration rights (including customary indemnification provisions) and limited call and put rights.

The Stockholders’ Agreements further provide that our Board will consist of seven members, which subject to certain exceptions, will be determined as follows: Mr. Barrist has the right to be a member of our Board (including the compensation committee and any other committee of the Board at Mr. Barrist’s election, subject to legal limitations), and also has the right, so long as he is our chief executive officer, to designate an independent member to our Board (who must be reasonably satisfactory to One Equity Partners). One Equity Partners has the right to designate three members of our Board as representatives of One Equity Partners and to designate two additional independent members (who must be reasonably acceptable to Mr. Barrist).

One Equity Partners’ representative designees on our Board are Messrs. Briance, Cohen and Farmer and independent designees on our Board are Messrs. Adams and Kangas. Mr. Barrist’s independent designee on our Board is Mr. Pound.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of its directors and employees including, the Company’s principal executive officer, principal financial officer, principal accounting officer and all employees performing similar functions. The Company will provide a copy of the Code of Ethics and Conduct without charge upon written request directed to: Joshua Gindin, Esq., Corporate Secretary, NCO Group, Inc., 507 Prudential Road Horsham, Pennsylvania 19044. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendments to a provision of its Code of Ethics and Conduct by posting such information on the Company’s website www.ncogroup.com.

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Mr. Pound qualifies as an “audit committee financial expert” as that term is defined in SEC regulations. Although not formally considered by the Board given that the Company’s securities are not registered or traded on any national securities exchange, based upon the listing standards of The Nasdaq Stock Market, LLC, we believe that Mr. Pound is independent under such standards.

Item 11.         Executive Compensation

Compensation Discussion and Analysis

Background—The Transaction

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly-owned subsidiary of Collect Holdings, Inc., an entity controlled by One Equity Partners II, L.P., a private equity firm, and its affiliates, with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other co-investors, referred to as the Transaction. Subsequent to the date of the Transaction, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and Collect Holdings, Inc. was renamed NCO Group, Inc. As a result of the Transaction, we became a privately-owned company.

In connection with the Transaction, OEP negotiated new compensation arrangements, including new employment agreements, with each of NCO’s executive officers, including Mr. Barrist. For a description of the material terms of such employment agreements, see “—Employment Agreements.” Each employment agreement, among other things, sets forth the executive’s minimum base salary (which shall at a minimum be upwardly adjusted each year in accordance with the Consumer Price Index), non-equity incentive compensation opportunities, transition bonus opportunity, severance benefits and entitlement to participate in our benefit plans and receive certain perquisites. In connection with the negotiation of such employment agreements, Mr. Barrist, our President and Chief Executive Officer, made recommendations to OEP with respect to compensation of each of our executive officers, including himself. The purpose of the new employment agreements was to provide certainty to the executives with respect to their positions with us following the change in control resulting from the Transaction and to motivate such executives to maintain and increase enterprise value during the transition period and ensure a smooth transition. Upon the closing of the transaction, NCO’s Board approved the new employment agreements for each of our executives.

In addition, in connection with the Transaction, we adopted the Restricted Share Plan, discussed in greater detail below, which authorizes grants of restricted shares of our Class A common stock to our officers and key employees.

Objectives of Our Compensation Program

Our overall compensation program with respect to our executive officers is designed to achieve the following objectives:

•                  to provide compensation that will attract and retain superior executive talent;

•                  to provide our executive officers with compensation that reflects their overall experience, position with NCO and expected contributions to NCO;

•                  to support the achievement of the goals contained in our annual budget by linking a portion of the executive officer’s compensation to the achievement of such goals;

•                  to be competitive with compensation programs offered by companies of a similar size within similar industries based on formal and informal surveys conducted by us; and

•                  to offer to our executive officers an economically reasonable amount of appropriate benefits and perquisites comparable to those offered by other companies of a similar size within similar industries.

Elements of Executive Compensation

The compensation paid to our executive officers consists of the following elements:

•                  base salary;

•                  performance-based cash bonuses;

•                  equity compensation;

•                  severance benefits, death benefits and right to participate in a nonqualified deferred compensation plan;

•                  other benefits, such as the use of an automobile and, in the case of Mr. Barrist, the personal use of an airplane; and

•                  benefits that are generally available to all full-time employees of our company, such as participation in group medical, disability and life insurance plans and a 401(k) plan.

These elements are discussed in greater detail below.

Base Salary. Base salary is used to reward superior individual performance of each executive officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary to attract and retain top quality executives and other management employees from other companies. Moreover, base salary and increases to base salary recognize the overall experience, position and responsibilities within NCO and expected contributions to NCO of each executive officer. Typically, the Compensation Committee will review and adjust base salaries on an annual basis. In connection with the closing of the Transaction, we entered into new employment agreements with each of our executive officers. Given that the compensation of each of our executive officers had been renegotiated in connection with the Transaction, we did not engage the services of a compensation consultant with respect to, or otherwise undertake an extensive reassessment of, executive compensation for 2007 or 2008. In March 2009, the Compensation Committee increased Mr. Leckerman’s annual base salary to $700,000 in light of the additional responsibilities he had assumed in 2008, and increased Mr. Schwab’s annual base salary to $400,000 so that Mr. Schwab was compensated at a level that the Compensation Committee believed was comparable to that of chief financial officers of similarly situated companies.  The Compensation Committee determined that the annual base salaries of our other executive officers would not be increased for 2009, other than for a Consumer Price Index adjustment.Under their employment agreements, after giving effect to raises they received in accordance with the Consumer Price Index in effect for 2009, Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman are entitled to receive annual base salaries for 2009 of $811,750, $400,000, $397,171, $397,171 and $700,000, respectively. Information concerning base salaries paid to these executive officers in 2008 is set forth in “—Summary Compensation—2008 Summary Compensation Table.”

Management Incentive Compensation. We believe that a significant portion of the total potential compensation of our executive officers should depend upon the degree of our financial success in a particular year. Under the employment agreements that we entered into with each of our executive officers, each executive is entitled to earn cash incentive compensation of from 75 percent to 100 percent of his base salary based on our achievement of our annual operating plan for the year. Each year the Board or the Compensation Committee sets goals, including targets for NCO’s earnings before interest, taxes, depreciation and amortization, referred to as EBITDA.

The Compensation Committee has determined that the annual bonus, if any, will be calculated and paid on a pro-rata basis based on the achievement by the Company of 90 percent to 100 percent of its annual operating plan. The Compensation Committee may, in determining the annual bonus amount, take into consideration other extenuating circumstances not within the control of the Company that may have occurred during the year that impacted the original operating plan thus rendering it unattainable.

In March 2008, the Compensation Committee determined that the 2007 operating plan had been achieved and awarded the full 2007 bonuses under the employment agreements. In March 2009, the Compensation Committee determined that the 2008 operating plan had not been achieved and did not award any bonuses under the employment agreements.

See “—Summary Compensation—2008 Summary Compensation Table” for the actual amounts paid out to the Named Executive Officers for 2008, 2007 and 2006. References to our “Named Executive Officers” means all of the executive officers named in the “2008 Summary Compensation Table.” Amounts paid under the management incentive program are reported in the “Non-Equity Incentive Plan Compensation” column, and amounts paid for transition bonuses in connection with the Transaction are reported in the “Bonus” column.

For 2009, Messrs. Barrist’s, Schwab’s, Elliott’s, Gindin’s and Leckerman’s maximum bonus potential as a percentage of each individual’s base salary is equal to 100 percent, 75 percent, 75 percent, 75 percent and 100 percent, respectively.

Equity Compensation. In connection with the Transaction, we adopted the Restricted Share Plan which authorizes grants of restricted shares of our Class A common stock to our officers and key employees. On March 28, 2008, the Board of Directors approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board of Directors to participate and (ii) to increase the number of shares authorized for issuance under the Restricted Share Plan to 336,666.7 shares. Each share of restricted stock, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders’ Agreement. The purpose of the restricted share plan awards is to align managements’ objectives with those of the stockholders. The number of shares awarded to management is based on recommendations made by Mr. Barrist and approved by the Compensation Committee. On March 31, 2008, each of Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman were awarded 20,803.1, 11,837.8, 12,149.8, 11,993.8 and 15,386.7 restricted shares of Class A common stock, respectively, which includes shares they received as an anti-dilution adjustment.  The shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs.

In the future, the Compensation Committee, on a discretionary basis, may elect to award our executive officers or directors restricted stock under the Restricted Share Plan, although there is no obligation for us to do so and we do not expect any such awards to be material.

As a condition to the grant of an award under our Restricted Share Plan, the recipient is required to make an election to include in the recipient’s current year income the fair market value, as of the date of grant, of the restricted shares pursuant to Internal Revenue Code Section 83(b). We pay the recipient an amount equal to the income taxes that the recipient incurs as a result of making the 83(b) election, as well as any additional taxes imposed as a result of the payment, referred to as a “gross-up.” These amounts are included in “All Other Compensation” column in the “—Summary Compensation—2008 Summary Compensation Table.”

Severance Benefits. Each Named Executive Officer’s employment agreement contains termination provisions that provide each respective executive officer with severance payments if their respective employment is terminated in specified circumstances. See “—Potential Payments Upon Termination of Employment or Change in Control—Termination or Change in Control Provisions in Employment Agreements.”

Death Benefits. We have an Executive Salary Continuation Plan that provides beneficiaries of designated participants with a salary continuation benefit in the event of the participant’s death while employed by us. Executive participants are selected by the Board. We maintain insurance on the lives of the participants to fund our obligations under the Executive Salary Continuation Plan. Each of our Named Executive Officers is a participant in this Executive Salary Continuation Plan. See “—Potential Payments Upon Termination of Employment or Change in Control—Executive Salary Continuation Plan.”

401(k) Plan Matching Contributions. We match, in cash, 25 percent of the first 6 percent of the contributions to our 401(k) plan that each employee, including each Named Executive Officer, makes during the year. For each eligible employee, their contributions are limited to the 15 percent of such employee’s income on a pre-tax basis, subject to limitations under Section 401(k) of the Code of 1986, as amended, referred to as the Code. We provide these matching contributions to all of our employees, including Named Executive Officers, who participate in the 401(k) plan, to encourage them to systematically save for retirement.

Deferred Compensation Plan. We maintain a non-qualified deferred compensation plan that allows eligible employees, including executive officers, to defer compensation in excess of the amounts that the employee can defer under our 401(k) plan because of limits under the Code on the amount of compensation that can be deferred. In addition, in our absolute and sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. For more information, see “—Nonqualified Deferred Compensation.”

Perquisites, Personal Benefits and Other Compensation. Each of our Named Executive Officers receives a limited amount of perquisites and other personal benefits that we pay on their behalf or for which we provide reimbursement. We provide our Named Executive Officers the use of an automobile leased by us at prices ranging from $1,250 to $2,300 per month or a monthly cash allowance for an equivalent amount. Mr. Barrist’s compensation also includes the use by Mr. Barrist of an aggregate of 150 hours on an airplane that is partly owned by NCO for both business and personal use, as determined by Mr. Barrist in his discretion. We believe providing our Named Executive Officers with these benefits is justified because our Named Executive Officers contribute substantially to our financial and operating performance and to the growth and development of our business. The perquisites and other personal benefits provided to our Named Executive Officers are disclosed below in “—Summary Compensation—2008 Summary Compensation Table.”

Processes and Procedures for the Determination of Executive Officer and Director Compensation

Meetings of the Compensation Committee. The Compensation Committee meets at least annually and more frequently as circumstances require, and it also considers and takes action by written consent. The Compensation Committee reports on committee actions and recommendations at Board meetings.

Scope of Authority of the Compensation Committee. The scope of the Compensation Committee’s authority and responsibilities is set forth in its charter. The Compensation Committee’s authority includes the authority to:

•                  Review and approve annually our goals and objectives relevant to the compensation of the executive officers and evaluate annually the performance of the executive officers in light of those goals and objectives, and consistent with the requirements of any employment agreement, determine the compensation of the executive officers based on this evaluation;

•                  Review annually and make recommendations to our Board concerning the following with respect to our executive officers: employment agreements, severance agreements, change in control agreements/provisions and other compensatory arrangements, in each case as, when and if appropriate, and any special or supplemental benefits, in each case subject to the terms of any existing applicable employment agreement terms;

•                  Review and approve new hire and promotion compensation arrangements for executive officers; and

•                  Review and recommend to our Board incentive compensation plans, long-term compensation plans, equity-based plans and deferred compensation plans for executive officers, including any modification to such plans, and oversee the performance objectives and funding for such plans and, to the extent permitted under such plans, implement and administer such plans.

Delegation of Authority. As provided under the Compensation Committee’s charter, the Compensation Committee may delegate its authority to special subcommittees of the Compensation Committee as the Compensation Committee deems appropriate, consistent with applicable law. To date, the Compensation Committee has not delegated its responsibilities.

Role of Management in Determining or Recommending Executive Compensation. Mr. Barrist makes recommendations concerning the amount of compensation to be awarded to our executive officers, including himself, but does not participate in the Compensation Committee’s deliberations or decisions.

Role of Compensation Consultants in Determining or Recommending Executive Compensation. Under its charter, the Compensation Committee has authority to retain, at our expense, such counsel, consultants, experts and other professionals as it deems necessary. The Compensation Committee is currently evaluating whether it will need to engage consultants in the future.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with our management. Based on this review and these discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2008.

Members of the Compensation Committee

Austin A. Adams
Colin M. Farmer
Edward A. Kangas

The information contained in this Compensation Committee Report is not “soliciting material” and has not been “filed” with the Securities and Exchange Commission.  This Compensation Committee Report will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we may specifically incorporate it by reference into a future filing.

Summary Compensation

The following table sets forth the compensation earned during 2008, 2007 and 2006 by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of the year. We refer to these individuals collectively as our “Named Executive Officers.”

2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Michael J. Barrist President and Chief Executive Officer	2008 2007 2006	784,592 767,838 738,720	— — 3,400,000	38,861 — 1,844,856	— 768,084 738,720	768,018 518,342 956,074	1,591,471 2,054,264 7,678,370

John R. Schwab Executive Vice President, Finance, Chief Financial Officer and Treasurer	2008 2007 2006	344,933 337,741 300,830	— 75,000 340,000	85,072 56,170 93,890	— 253,256 350,000	95,212 18,643 22,395	525,217 740,810 1,107,115

Stephen W. Elliott Executive Vice President, Information Technology and Chief Information Officer	2008 2007 2006	383,883 382,354 316,860	— 53,000 587,000	85,655 56,170 258,302	— 281,854 237,645	86,119 31,225 33,742	555,657 804,603 1,433,549

Joshua Gindin, Esq. Executive Vice President and General Counsel	2008 2007 2006	383,883 378,536 316,860	— 94,000 421,000	85,363 56,170 260,549	— 281,855 237,645	83,545 27,127 30,345	552,791 837,688 1,266,399

Steven Leckerman Executive Vice President and Chief Operating Officer	2008 2007 2006	645,784 622,950 435,160	— 561,000 889,000	109,069 71,665 644,100	— 623,400 435,160	97,807 24,461 30,737	852,660 1,903,476 2,434,157

(1)          The amounts in this column represent transition bonuses earned by the Named Executive Officers. In connection with the Transaction, each of the Named Executive Officers was awarded a transition bonus for certain transition services to be performed by the Named Executive Officers. Each of the transition bonus were paid in installments in 2006 and 2007 per a schedule set forth in the applicable employment agreement.

(2)          The amounts in this column include amounts we recognized in 2008, 2007 and 2006 for financial statement reporting purposes for restricted stock granted under our Restricted Share Plan. In addition, the amounts in this column include amounts we recognized in 2006 for financial statement reporting purposes for restricted stock unit awards granted by NCO in prior years. Due to the Transaction, the vesting of restricted stock units was accelerated in 2006. The effect of this acceleration is included in the amounts included in this column. The amounts are valued based on the amount we recognized in 2008, 2007 and 2006 for financial statement reporting purposes for stock awards pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“FAS 123R”), except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts.

(3)          Represents amounts earned under our management incentive program for executive officers. See “—Grants of Plan-Based Awards.”

(4)          The following table summarizes all other compensation paid during 2008 to our Named Executive Officers.

Executive Officer	Tax Reimbursement(a) ($)	Car (b) ($)	Aircraft Usage(c) ($)	Other Compensation(d) ($)	Total All Other Compensation ($)
Michael J. Barrist	95,685	26,194	636,470	9,669	768,018
John R. Schwab	74,094	14,466	—	6,652	95,212
Stephen W. Elliott	55,884	17,400	—	12,835	86,119
Joshua Gindin, Esq.	55,166	18,592	—	9,787	83,545
Steven Leckerman	70,772	19,372	—	7,663	97,807

(a)          As a condition to the grant of an award under our Restricted Share Plan, the recipient is required to make an election to include in the recipient’s current year income the fair market value, as of the date of grant, of the restricted shares pursuant to Internal Revenue Code Section 83(b). The amount reported represents the amount that we pay the recipient as reimbursement for the income taxes that the recipient incurs as a result of making the 83(b) election, as well as any additional taxes imposed as a result of the payment.

(b)         The amount reported represents the amount we paid to lease the Named Executive Officers’ respective cars.

(c)          Represents Mr. Barrist’s personal use of an aircraft partly owned by us, calculated by using our actual variable operating costs of $290,538 plus the hourly cost equivalent for the monthly management fee, interest and depreciation of $66,229 and lost tax benefits to us of $279,703 attributable to such flights.

(d)         Represents Company paid or reimbursed health, disability, and life insurance premiums and Company contributions to 401(k) plans.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value Of Stock And Option
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	or Units(2) (#)	Awards(3) ($)
Michael J. Barrist	(1) 3/31/08	— —	784,592 —	(1)	—	— 20,803.1	— 208,031
John R. Schwab	(1) 3/31/08	— —	258,700 —	(1)	— —	— 11,837.8	— 118,378
Stephen W. Elliott	(1) 3/31/08	— —	287,912 —	(1)	— —	— 12,149.9	— 121,498
Joshua Gindin, Esq.	(1) 3/31/08	— —	287,912 —	(1)	— —	— 11,993.8	— 119,938
Steven Leckerman	(1) 3/31/08	— —	645,784 —	(1)	— —	— 15,386.8	— 153,867

(1)          Under the employment agreements that we entered into with each of our executive officers, each executive is entitled to earn incentive compensation of from 75 percent to 100 percent of his base salary based on our achievement of our annual operating plan for the year.  Messrs. Barrist’s, Schwab’s, Elliott’s, Gindin’s and Leckerman’s maximum bonus potential as a percentage of each individual’s base salary is equal to 100 percent, 75 percent, 75 percent, 75 percent and 100 percent, respectively.

(2)          Represents awards of restricted shares under our Restricted Share Plan which are scheduled to vest in 25 percent increments over a period of four years beginning on the first anniversary of the date of grant, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Restricted Share Plan” and “—Potential Payments Upon Termination of Employment or Change in Control.” If cash dividends are declared by our Board on our common stock, dividends will be paid on the shares of restricted stock awarded under our Restricted Share Plan regardless of vesting.

(3)          This column shows the full grant date fair value, under FAS 123R, of restricted shares granted to each Named Executive Officer on March 31, 2008, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce such amounts. Generally, the full grant date fair value is the amount we would recognize for financial statement reporting purposes over the award’s vesting schedule. Subsequent to the Transaction, our common stock is no longer publicly traded and therefore no market value for our shares is readily available. Amounts in this column represent the value of the shares based on their most recent purchase price per share.

Employment Agreements

Upon consummation of the Transaction, we entered into definitive employment agreements, effective as of November 15, 2006, with each of our executive officers.

The terms of Mr. Barrist’s post-Transaction employment agreement include:

•                  Mr. Barrist will serve as our President and Chief Executive Officer;

•                  The initial term of Mr. Barrist’s employment agreement is five years, may be extended thereafter and is subject to early termination;

•                  Mr. Barrist will receive a base salary as stated in the employment agreement, to be adjusted upward, at a minimum, annually in accordance with the Consumer Price Index in effect for such year;

•                  Mr. Barrist will receive employee benefits similar with those provided to him prior to the Transaction;

•                  Mr. Barrist will have the opportunity to earn an annual cash bonus equal to 100 percent of his base salary (the top percentage of base salary that Mr. Barrist can earn as an annual bonus is referred to as Mr. Barrist’s “target bonus”), based upon the achievement by us of our annual operating plan for the immediately preceding year as presented to the Board by our chief executive officer and approved by the Board;

•                  Mr. Barrist will be entitled to receive a $3.4 million cash bonus for certain transition services, referred to as a transition bonus, to be performed by Mr. Barrist during the 12-month period following the closing of the Transaction;

•                  Mr. Barrist will receive a car allowance of $2,500 per month, an aggregate of 150 hours per year (for both business and personal use) on an airplane that is partly owned by us and will receive other perquisites consistent with those provided to Mr. Barrist prior to the Transaction;

•                  Upon a termination of employment by reason of death, disability, without “cause” or a resignation for “good reason,” Mr. Barrist will receive his accrued but unpaid base salary and target bonus, continue to receive base salary, target bonuses and health and welfare benefits for the greater of (i) one year or (ii) the remainder of the initial term of his employment agreement and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of Mr. Barrist’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment by reason of death, Mr. Barrist’s beneficiaries will also be paid the amounts owed under our Executive Salary Continuation Plan (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment for “cause” or a resignation without “good reason,” Mr. Barrist will receive his accrued but unpaid base salary and annual bonus and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of Mr. Barrist’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Mr. Barrist is subject to non-compete, non-solicitation and non-interference covenants during his employment and ending on the later of (i) the last day he receives severance pay under his employment agreement or (ii) two years after termination of employment;

•                  During and after Mr. Barrist’s employment with us, Mr. Barrist is subject to a confidentiality covenant; and

•                  Mr. Barrist will be entitled, under certain circumstances, to receive reimbursement from us for taxes, if any, imposed on Mr. Barrist under Section 4999 of the Code and/or under Section 409A of the Code and any federal, state, local and excise taxes imposed upon the reimbursement.

The terms of the employment agreements of our other executive officers, Messrs. Schwab, Elliott, Gindin, Leckerman and Albert Zezulinski include the following terms:

•                  Each executive will retain the same position as that held with NCO prior to the Transaction;

•                  The initial term of each employment agreement is five years, each may be extended thereafter and each is subject to early termination;

•                  Each of Messrs. Schwab, Elliott, Gindin, Leckerman and Zezulinski will receive base salaries as stated in their respective employment agreements, to be adjusted upward, at a minimum, annually in accordance with the Consumer Price Index in effect for such year;

•                  Each executive will receive employee benefits and perquisites similar with those provided prior to the Transaction;

•                  Each of Messrs. Schwab, Elliott, Gindin, Leckerman and Zezulinski will have the opportunity to earn an annual bonus equal to 75 percent, 75 percent, 75 percent, 100 percent and 75 percent, respectively, of his base salary (the top percentage of base salary that each executive can earn as an annual bonus is referred to as such executive’s “target bonus”), based upon the achievement by us of our annual operating plan for the immediately preceding year as presented to the Board by our chief executive officer and approved by the Board;

•                  Upon a termination of employment during the five year period commencing November 15, 2006 by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive base salary, target bonuses and health and welfare benefits for two years following termination and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of such executive’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment after the five year period commencing November 15, 2006 by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive his base salary, target bonus and health and welfare benefits for one year following termination and, within 10 days of termination, will receive a lump sum payment of any and all unpaid installments of such executive’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment by reason of death, the executive’s beneficiaries will also be paid the amounts owed under our Executive Salary Continuation Plan (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment for “cause” or a resignation without “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus and, within 10 days of termination, will receive a lump sum payment of the unpaid balance of a certain portion of such executive’s transition bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  The executive is subject to non-compete and non-solicitation covenants during his employment and for (i) two years after termination of employment if his employment is terminated during the five year period commencing November 15, 2006 or (ii) one year after termination of employment if his employment is terminated after the five year period commencing November 15, 2006;

•                  The executive is subject to a non-interference covenant during his employment and for (i) three years after termination of employment if his employment is terminated during the five year period commencing November 15, 2006 or (ii) two years after termination of employment if his employment is terminated after the five year period commencing November 15, 2006;

•                  During and after employment with us, the executive is subject to a confidentiality covenant; and

•                  The executive will be entitled, under certain circumstances, to receive reimbursement from us for taxes, if any, imposed on the executive under Section 4999 of the Code and/or under Section 409A of the Code and any federal, state, local and excise taxes imposed upon the reimbursement.

Restricted Share Plan

On November 15, 2006, and in connection with the consummation of the Transaction, we adopted a restricted share plan, known as the NCO Group, Inc. Restricted Share Plan (f/k/a Collect Holdings, Inc. Restricted Share Plan) which authorizes grants of restricted shares of our Class A common stock to our officers and key employees. On March 28, 2008, the Board of Directors approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board of Directors to participate and (ii) to increase the number of shares authorized for issuance under that Plan to 336,666.7 shares (the “Restricted Share Plan”). The Restricted Share Plan is administered by the Compensation Committee of our Board, which approves the grants to employees recommended by our chief executive officer. Each share of restricted stock, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders’ Agreement. The shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Potential Payments Upon Termination of Employment or Change in Control.”

If cash dividends are declared by our Board on our common stock, dividends will be paid on the shares of restricted stock awarded under our Restricted Share Plan regardless of vesting.

On March 31, 2008, the Board of Directors approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board of Directors to participate and (ii) to increase the number of shares authorized for issuance under that Plan to 336,666.7 shares. Effective as of the amendment of that Plan, we issued 105,036.7 restricted shares of Class A common stock to executive officers, employees and certain directors of the Company, including the following:

Executive Officers	Shares
Stephen W. Elliott	11,733.8
Joshua Gindin	11,733.8
Steven Leckerman	14,970.7
John R. Schwab	11,733.8
Steven L. Winokur	10,488.8
Albert Zezulinski	11,111.3
Total Executive Officers	71,772.2

Directors
Austin A. Adams	1,291.9
Edward A. Kangas	1,291.9
Leo J. Pound	1,291.9
Total Directors	3,875.7

In addition, on March 31, 2008, the Board approved the grant of a total of 22,467.3 shares of Class A common stock to certain members or former members of management that had purchased Company shares in connection with the Transaction. The shares were issued as an anti-dilution adjustment with respect to the shares purchase in the Transaction as a result of the February 2008 private placement of additional equity with One Equity Partners and other stockholders to fund the OSI acquisition. Shares issued to our current executive officers were as follows:

Name	Shares
Michael J. Barrist	20,803.1
Stephen W. Elliott	416.1
Joshua Gindin	260.0
Steven Leckerman	416.1
John R. Schwab	104.0
Steven L.Winokur	260.0
Albert Zezulinski	208.0

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2008.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael J. Barrist	20,803.1	N/A
John R. Schwab	25,540.2	N/A
Stephen W. Elliott	25,852.2	N/A
Joshua Gindin, Esq.	25,696.2	N/A
Steven Leckerman	32,869.1	N/A

(1)           Represents awards of restricted shares under our Restricted Share Plan which are scheduled to vest in 25 percent increments over a period of 4 years beginning on the first anniversary of the date of grant, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. The restricted shares were granted on November 17, 2006, August 10, 2007 and March 31, 2008. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Restricted Share Plan” and “—Potential Payments Upon Termination of Employment or Change in Control.”

(2)           Subsequent to the Transaction, our common stock is no longer publicly traded and therefore no market value for our shares is readily available.

Stock Vested

The following table provides information concerning restricted share awards held by the Named Executive Officers that vested during 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Michael J. Barrist	—	—
John R. Schwab	6,295.8	62,958
Stephen W. Elliott	6,295.8	62,958
Joshua Gindin, Esq.	6,295.8	62,958
Steven Leckerman	8,032.6	80,326

(1)          Subsequent to the Transaction, our common stock is no longer publicly traded and therefore no market value for our shares is readily available. Amounts in this column represent the value of the shares based on their most recent purchase price per share.

Nonqualified Deferred Compensation

Our Deferred Compensation Plan permits eligible employees to defer receipt and taxation of their compensation each year up to the limit in effect under Section 402(g) of the Code (less amounts contributed to our 401(k) Plan). In addition, in our absolute and sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by us are eligible to participate in the Deferred Compensation Plan.

Amounts deferred or contributed are placed in a rabbi trust, of which Putnam Fiduciary Trust Company is directed trustee. Participants may designate certain Putnam mutual funds by which the value of their accounts will be measured, but all investments of Deferred Compensation Plan funds are made as directed by us in our sole discretion.

A participant is 100 percent vested as to amounts deferred by the participant. Any company contributions will be 100 percent vested upon a participant’s having three years of service, termination of employment due to death or disability, reaching age 65 or upon a “change of control” (as defined in the Deferred Compensation Plan) of us. A participant’s benefits in the Deferred Compensation Plan are payable as soon as practicable following termination of employment or a “change of control” of the company.

A participant may make an early withdrawal if such participant demonstrates a special need or hardship due to “severe financial emergency.”

The following table provides information concerning amounts held under the Deferred Compensation Plan for the benefit of our Named Executive Officers.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY (2) ($)	Aggregate Earnings (Losses) in Last FY (3) ($)	Aggregate Balance at Last FY (4) ($)
Michael J. Barrist	—	—	(6,004)	20,241
John R. Schwab	—	—	(2,870)	7,153
Stephen W. Elliott	—	—	—	—
Joshua Gindin, Esq.	—	—	—	—
Steven Leckerman	—	—	—	—

(1)          Represents amounts voluntarily contributed by the Named Executive Officers in 2008, such amounts are also reported as salary in the Summary Compensation Table.

(2)          Amounts contributed by us in 2008 are also included in the “All Other Compensation” column of the Summary Compensation Table.

(3)          The aggregate earnings (losses) represent the market value change of this plan during 2008. Earnings (Losses) received by the Named Executive Officers are not reported as compensation in the Summary Compensation Table because such earnings are not considered to be “above market” earnings under SEC regulations.

(4)          Amounts reported in the Aggregate Balance at Last FY which were previously reported as compensation to the Named Executive Officers in the Summary Compensation Table included in prior SEC filings for previous years included $22,416 and $5,894 for Messrs. Barrist and Schwab, respectively. These amounts represent executive contributions and registrant contributions for prior years.

Potential Payments Upon Termination of Employment or Change in Control

Executive Salary Continuation Plan

We have an Executive Salary Continuation Plan that provides beneficiaries of designated participants with a salary continuation benefit in the event of the participant’s death while employed by us. Executive participants are selected by the Board. We maintain insurance on the lives of the participants to fund our obligations under the Executive Salary Continuation Plan. Each of Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman is a participant in this Executive Salary Continuation Plan and their respective beneficiaries will be entitled to receive 100 percent salary and bonus potential (based on each executive’s target bonus) continuation payments for five years in the event of their death.

Termination or Change in Control Provisions in Restricted Share Plan

Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest and the extent, if any, to which vesting accelerates upon a Change in Control. “Change of Control” is defined in the Restricted Share Plan as (i) any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, (ii) any transfer by our company of all or substantially all of its assets on a consolidated basis, (iii) any consolidation, merger or reorganization of our company with or into any other entity or entities as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our Board immediately prior to such consolidation, merger or reorganization no longer beneficially own, directly or indirectly, the outstanding capital stock of the surviving corporation possessing the voting power (under ordinary circumstances) to elect a majority of the surviving corporation’s board of directors, (iv) any transfer to any third party of shares of our company’s capital stock by the holders thereof as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board immediately prior to such transfer no longer beneficially own, directly or indirectly, the outstanding capital stock of our company possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board, or (v) a change in the constituency of the Board with the result that individuals, who are members of the Board on November 15, 2006 (or individuals designated by OEP or Mr. Barrist in place thereof) cease for any reason to constitute at least a majority of the Board.

The individual award agreements issued to management on November 17, 2006 provide the following enhanced vesting provisions related to termination of employment or a Change of Control:

•      If a holder’s employment is terminated by us without “Cause” or if the holder terminates his employment for “Good Reason” within three months immediately preceding an annual vesting date, such holder’s award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had the holder remained employed through that annual vesting dates; and

•      In the event that during a holder’s service with us, a Change in Control occurs, then 100 percent of the holder’s award will become vested.

“Cause” is defined in the Restricted Share Plan as (i) an indictment of employee in connection with a crime involving moral turpitude or any felony, which materially adversely affects our company or employee’s ability to perform the duties of his employment; (ii) a conviction of, or a plea of guilty or no-contest by, employee to any felony; (iii) the employee’s dishonesty, fraud, unethical or illegal act, misappropriation or embezzlement which does (or would reasonably be likely to) materially damage our company or our company’s reputation; (iv) willful or deliberate material violations of the employee’s obligations to our company; or (v) a material breach of any of the terms or conditions of an employment agreement between the employee and us, subject, in the case of (iv) and (v) above, to a 20 day cure period. “Good Reason” is defined in the Restricted Share Plan as: (i) a material diminution of the employee’s duties or responsibilities under a contract of employment with our company; (ii) a material decrease in the employee’s base salary or bonus opportunity or other material benefits, other than in connection with such a reduction occasioned by our company’s business conditions or prospects and applicable to all similarly situated company employees; and (iii) any material violation by our company of a contract of employment with the employee, subject, in the case of (i) — (iii) above, to a 20 day cure period.

The individual award agreements issued to management on November 17, 2006 also provide that in the event that no public offering has occurred and a holder of restricted shares ceases to be employed by us for any reason within five years of the closing of the Transaction, all of the holder’s restricted shares, whether or not vested, will remain outstanding following the date of such holder’s termination of employment and, for a 180-day period thereafter, we will have the right to repurchase both the vested and unvested portions of such awards at the prices set forth below, as applicable:

•      If a holder ceases to be employed by us for any reason other than a termination for Cause, we will repurchase the portion of such award that is (a) vested shares of common stock for their then Fair Market Value (as defined below); and (b) not vested for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares; and

•      If a holder is terminated for Cause, any stock that such holder would have acquired under the award, whether or not vested and otherwise free from restriction, will be subject to repurchase by us for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares.

“Fair Market Value”, in the context of our current repurchase option, is defined in the Restricted Share Plan as the fair market value as determined by the Board, subject in certain cases, to change based upon an appraisal by an independent investment bank or other independent valuation expert.

In the event that we do not exercise our buyback right described above within 180 days following the executive’s termination of employment, the restrictions on the restricted shares that were not vested (and did not vest) as a result of the holder’s termination of employment will at that date lapse in full and the holder will retain all such restricted shares, as well as all of the restricted shares that were vested as of, or vested in connection with, the holder’s termination of employment.

The individual award agreements issued to the executives at the closing of the Transaction further provide that in the event a holder’s employment terminates at any time following, the earlier to occur of (a) a public offering and (b) the fifth anniversary of the closing of the Transaction, the holder will retain all restricted shares that were vested at the time of termination (including any restricted shares that vested in connection with the public offering or termination).

Termination or Change in Control Provisions in Employment Agreements

Michael J. Barrist. Mr. Barrist’s employment agreement provides that upon a termination of employment by reason of death, disability, without “Cause” or a resignation for “Good Reason,” Mr. Barrist will receive his accrued but unpaid base salary and target bonus, continue to receive base salary, target bonuses and health and welfare benefits for the greater of (i) one year or (ii) the remainder of the initial term of his employment agreement. In addition, Mr. Barrist’s employment agreement provides that if Mr. Barrist’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under our Executive Salary Continuation Plan. See “—Executive Salary Continuation Plan” described above.

Mr. Barrist’s employment agreement provides that upon a termination of employment for “Cause” or a resignation without “Good Reason,” Mr. Barrist will receive his accrued but unpaid base salary and annual bonus.

“Cause” is defined in Mr. Barrist’s employment agreement as his (i) conviction of, or guilty plea with respect to, a felony; (ii) a nolo contender plea with respect to a felony (other than in respect of a claim or allegation by a governmental regulatory authority); (iii) willful illegal conduct or gross misconduct that, in the reasonable good faith judgment of the Board, materially interferes with Mr. Barrist’s ability to perform his duties for our company; or (iv) any willful material breach of any of the covenants in his employment agreement after notice and thirty days from the date Mr. Barrist receives such notice, to cure such event or condition to the extent such event or conditions is reasonably susceptible to cure. No act or failure to act by Mr. Barrist will be considered willful unless it is done, or omitted to be done, by Mr. Barrist in bad faith or without reasonable belief that such action or inaction was in the best interests of our company. Any act, or failure to act by Mr. Barrist, based on authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the bests interests of our company.

“Good Reason” is defined in Mr. Barrist’s employment agreement as (i) the assignment to Mr. Barrist of any duties materially inconsistent, in any respect, with Mr. Barrist’s position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Mr. Barrist’s employment agreement, or any other action by us which results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose any action not taken in bad faith and which is remedied by us promptly after receipt of notice thereof given by Mr. Barrist; (ii) a change in Mr. Barrist’s principal work location to a location more than 40 miles from Horsham, Pennsylvania, except for required travel on company business to an extent substantially consistent with Mr. Barrist’s business travel obligations; (iii) any violation of the terms or conditions of Mr. Barrist’s employment agreement, including, without limitation, failure to pay any compensation when due; (iv) any material change to the nature of our business if such change is implemented over Mr. Barrist’s objection, which, for purposes hereof, is agreed to be (a) business process outsourcing focused primarily on accounts receivable collections, portfolio purchase and customer relationship management and (b) the purchase and management of overdue accounts receivable (the “Business”); or (v) in the event that JPMorgan Chase Bank (either directly or indirectly) requires changes to our management or strategic plans in order to address concerns or issues that are primarily related to JPMorgan Chase Bank and its affiliates (other than our company) (including the ownership by JPMorgan Chase Bank and its affiliates (other than our company) of a company engaged in the Business) as opposed to concerns or issues primarily related to the performance of our company, and such interference would reasonably be expected to have an adverse effect of a material nature on the value of Mr. Barrist’s investment in our company, or may result in the liquidation or sale of our company, subject in the case of (i) — (v) above to a 30 day cure period.

Other Named Executive Officers. The employment agreements of our other Named Executive Officers, Messrs. Schwab, Elliott, Gindin and Leckerman, provide that upon a termination of employment during the five year period commencing November 15, 2006 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive his then current base salary, target bonuses and health and welfare benefits for two years following termination. In addition, each the employment agreements provide that if such executive’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under our Executive Salary Continuation Plan. See “—Executive Salary Continuation Plan” described above.

The employment agreements further provide that upon a termination of employment after the five year period commencing November 15, 2006 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus, will continue to receive his then current base salary, target bonus and health and welfare benefits for one year following termination.

The employment agreements also provide that upon a termination of employment for “Cause” or a resignation without “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus.

“Cause” is defined in each of the employment agreements as the executive’s (i) indictment in connection with a crime involving moral turpitude or any felony, which materially adversely affects our company or his ability to perform the duties of his employment; (ii) conviction of, or pleading of guilty or no-contest by, to any felony; (iii) dishonesty, fraud, unethical or illegal act, misappropriation or embezzlement which does (or would reasonably be likely to) materially damage our company or our company’s reputation; (iv) willful or deliberate material violations of his obligations to our company; or (v) material breach of any of the terms or conditions of his employment agreement, subject in the case of (iv) and (v) above, a 20 day cure period. No act or failure to act by the executive will be considered willful unless it is done, or omitted to be done, by the executive in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act, or failure to act by an executive, based on authority given by our company’s Chief Executive Officer or pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the bests interests of our company.

“Good Reason” is defined in each of the employment agreements as: (i) a material diminution of his position, authority, duties or responsibilities (including any material adverse change to his title); (ii) a material decrease in his base salary or annual bonus opportunity or other material benefits, other than in connection with such a reduction occasioned by our company’s business conditions or prospects and applicable to all similarly situated company management; (iii) our company relocates his principal place of employment to a location in excess of 40 miles from the principal place of his employment as of the date of the applicable employment agreement; and (iv) any material violation of the applicable employment agreement by our company of a contract of employment with the executive, subject in the case of (i) — (iv) above to a 20 day cure period.

The following table shows the estimated amount of payments and benefits that would be provided by us to our Named Executive Officers under the plans and agreements described above assuming that their employment was terminated as of December 31, 2008 for various reasons as described below:

	Reason for Termination of Employment
Named Officer and Nature of Payment	Termination by Executive without Good Reason ($)		Termination by Us without Cause or Termination by Executive for Good Reason ($)		Cause ($)		Death ($)		Disability ($)		Termination in connection with a Change of Control ($)
Michael J. Barrist
Total cash payment	8,984	(1)	4,520,388	(2)	8,984	(1)	12,366,308	(2)(3)	4,520,388	(2)	4,520,388	(2)(4)
Cost of continuation of benefits	—		44,011	(5)	—		44,011	(5)	44,011	(5)	44,011	(5)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(10)

John R. Schwab
Total cash payment	3,950	(6)	1,211,215	(7)	3,950	(6)	4,229,379	(7)(8)	1,211,215	(7)	1,211,215	(7)(4)
Cost of continuation of benefits	—		35,686	(9)	—		35,686	(9)	35,686	(9)	35,686	(9)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(10)

Stephen W. Elliott
Total cash payment	4,396	(6)	1,347,986	(7)	4,396	(6)	4,706,963	(7)(12)	1,347,986	(7)	1,347,986	(7)(4)
Cost of continuation of benefits	—		24,762	(9)	—		24,762	(9)	24,762	(9)	24,762	(9)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(10)

Joshua Gindin, Esq.
Total cash payment	4,396	(6)	1,347,986	(7)	4,396	(6)	4,706,963	(7)(13)	1,347,986	(7)	1,347,986	(7)(4)
Cost of continuation of benefits	—		24,762	(9)	—		24,762	(9)	24,762	(9)	24,762	(9)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(10)

Steven Leckerman
Total cash payment	7,394	(6)	2,590,531	(7)	7,394	(6)	9,048,373	(7)(14)	2,590,531	(7)	2,590,531	(7)(4)
Cost of continuation of benefits	—		10,378	(9)	—		10,378	(9)	10,378	(9)	10,378	(9)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(10)

(1)    Represents amounts payable under his employment agreement, representing accrued but unpaid base salary and annual bonus at December 31, 2008, payable in a lump sum as soon as practicable after termination of employment.

(2)    Represents amounts payable under his employment agreement. Includes $8,984 representing accrued but unpaid base salary and annual bonus at December 31, 2008, payable in a lump sum as soon as practicable after termination of employment and $4,511,404 representing Mr. Barrist’s base salary and target bonus for 2.875 years after termination payable pro rata bi-weekly over 2.875 years form the date of termination of employment. Assumes no base salary increases.

(3)    Includes $7,845,920 payable to Mr. Barrist’s beneficiaries under our Executive Salary Continuation Plan and $4,520,388 payable under Mr. Barrist’s employment agreement (See Footnote 2 regarding the amounts payable under Mr. Barrist’s employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Barrist’s beneficiaries pro rata bi-weekly over five years from the date of death.

(4)    Each executive’s employment agreement provides that the executive is entitled to reimbursement of excise tax in connection with the termination payments to be made to such executive upon termination of employment in connection with a change in control and any federal, state and local income tax and excise tax imposed on the reimbursed excise tax. Assuming that a change in control involving NCO and the executive’s termination each occurred on December 31, 2008, there would be no tax liability calculated in accordance with Sections 280G and 4999 of the Internal Revenue Code.

(5)    Represents the estimated cost to continue Mr. Barrist’s health and welfare benefits for the remainder of the initial term of his employment agreement following termination of employment, assuming no increase in premiums.

(6)    Represents amounts payable under such executive’s employment agreement, representing accrued but unpaid base salary and annual bonus at December 31, 2008, payable in a lump sum as soon as practicable after termination of employment.

(7)    Represents amounts payable under such executive’s employment agreement. Includes $3,950, $4,396, $4,396 and $7,394 payable to each of Messrs. Schwab, Elliott, Gindin and Leckerman, respectively, representing accrued but unpaid base salary and annual bonus at December 31, 2008, payable in a lump sum as soon as practicable after termination of employment, and $1,207,266 $1,343,591, $1,343,591and $2,583,137 payable to each of Messrs. Schwab, Elliott, Gindin and Leckerman, respectively, representing base salary and annual bonus for two years after termination payable pro rata bi-weekly over 24 months from the date of termination of employment. Assumes no base salary increases.

(8)    Includes $3,018,164 payable to Mr. Schwab’s beneficiaries under our Executive Salary Continuation Plan and $1,211,215 payable under Mr. Schwab’s employment agreement (See Footnote 7 regarding the amounts payable under Mr. Schwab’s employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Schwab’s beneficiaries pro rata bi-weekly over five years from the date of death.

(9)    Represents the estimated cost to continue the executive’s health and welfare benefits for two years following termination of employment, assuming no increase in premiums.

(10)  For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards at the following prices: the portion of such award that was (a) vested for their then Fair Market Value; and (b) not vested for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2008, in the case of termination for any reason, other than a Change in Control, 0, 11,480.9, 11,480.9, 11,480.9 and 14,648.0 restricted shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been vested, and 20,803.1, 25,540.2, 25,852.2, 25,696.2 and 32,869.1 shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been unvested. In the case of termination in connection with a Change in Control, 100 percent of the holder’s restricted stock would have become vested upon termination. Accordingly, as of December 31, 2008, Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman would have held 20,803.1, 37,021.1, 37,333.1, 37,177.1 and 47,517.1 vested shares of our common stock, respectively. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.

(11)  For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2008, in the case of termination for any reason, other than a Change in Control, 0, 11,480.9, 11,480.9, 11,480.9 and

14,648.0 restricted shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been vested, and 20,803.1, 25,540.2, 25,852.2, 25,696.2 and 32,869.1 shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been unvested. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.

(12)  Includes $3,358,977 payable to Mr. Elliott’s beneficiaries under our Executive Salary Continuation Plan and $1,347,986 payable under Mr. Elliot’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Elliot’s beneficiaries pro rata bi-weekly over five years from the date of death.

(13)Includes $3,358,977 payable to Mr. Gindin’s beneficiaries under our Executive Salary Continuation Plan and $1,347,986 payable under Mr. Gindin’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Gindin’s beneficiaries pro rata bi-weekly over five years from the date of death.

(14)  Includes $6,457,842 payable to Mr. Leckerman’s beneficiaries under our Executive Salary Continuation Plan and $2,590,531 payable under Mr. Leckerman’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.). The amounts to be paid under the Executive Salary Continuation Plan would be payable to Mr. Leckerman’s beneficiaries pro rata bi-weekly over five years from the date of death.

Termination or Change in Control Provisions in Deferred Compensation Plan

In addition to the amounts set forth in the table above, our Deferred Compensation Plan provides that:

•      a participant is 100 percent vested as to amounts deferred by the participant; and

•      any company contributions will be 100 percent vested upon a participant’s having three years of service, termination of employment due to death or disability, reaching age 65 or upon a “change of control” (as defined in the Deferred Compensation Plan) of us.

A participant’s benefits in the Deferred Compensation Plan are payable as soon as practicable following termination of employment or a “change of control” of the Company. Messrs. Barrist and Schwab participate in our Deferred Compensation Plan. The following table provides information concerning amounts held (including both participant contributions and company contributions) under our Deferred Compensation Plan for the benefit of our Named Executive Officers as of December 31, 2008:

Name	Aggregate Balance at December 31, 2008
Michael J. Barrist	$20,241
John R. Schwab	7,153
Stephen W. Elliott	—
Joshua Gindin, Esq.	—
Steven Leckerman	—

Director Compensation

As of January 1, 2008, our Board of Directors was comprised of Michael J. Barrist, Austin A. Adams, Edward A. Kangas, Leo J. Pound, James S. Rubin, Daniel J. Selmonosky and Tarek N. Shoeb. Effective as of March 12, 2008, Messrs. Rubin, Selmonosky and Shoeb resigned and our Board appointed Messrs. Richard M. Cashin, Jr., David M. Cohen and Colin M. Farmer to fill the vacancies.

As directors not employed by us or affiliated with One Equity Partners, sometimes referred to as “non-employee directors”, for 2008 each of Messrs. Adams, Kangas and Pound received an annual director fee of $100,000, payable in quarterly installments, plus reimbursement of expenses incurred in attending Board and committee meetings. In addition, Mr. Kangas received an annual fee of $50,000 for his services as lead director and Mr. Pound received an annual fee of $25,000 for his services as chairman of the audit committee, in each case payable in quarterly installments. We offer optional health insurance coverage to non-employee directors and their families under our health insurance plan. In addition, on March 31, 2008, Messrs. Adams, Kangas and Pound were each granted 1,291.9 restricted shares of our Class A common stock. These restricted shares vest in 25 percent increments beginning on the first anniversary of the date of grant.

The following table sets forth information concerning the compensation of each of our non-employee directors during 2008.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Austin A. Adams	100,000	9,345	6,956	116,301
Edward A. Kangas	150,000	9,345	6,956	166,301
Leo J. Pound	125,000	9,345	21,931	156,276
Richard M. Cashin, Jr.	—	—	—	—
David M. Cohen	—	—	—	—
Colin M. Farmer	—	—	—	—
James S. Rubin	—	—	—	—
Daniel J. Selmonosky	—	—	—	—
Tarek N. Shoeb	—	—	—	—

(1)   Mr. Barrist has been omitted from this table because he received no additional compensation for serving as a director.

(2)   Represents the amounts we recognized in 2008 for financial statement reporting purposes pursuant to FAS 123R for restricted share awards granted under our Restricted Share Plan, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. The full grant date fair value, under FAS 123R, of restricted stock awarded to each of Messrs. Adams, Kangas, and Pound was $41,000. Generally, the full grant date fair value is the amount we would recognize for financial statement reporting purposes over the award’s vesting schedule. As of December 31, 2008, the number of unvested restricted shares held by each of Messrs. Mr. Adams, Kangas and Pound was 3,371.4250 shares.

(3)   As a condition to the grant of an award under our Restricted Share Plan, the recipient is required to make an election to include in the recipient’s current year income the fair market value, as of the date of grant, of the restricted shares pursuant to Internal Revenue Code Section 83(b). The amount reported represents the amount that we pay the recipient as reimbursement for the income taxes that the recipient incurs as a result of making the 83(b) election, as well as any additional taxes imposed as a result of the payment. In the case of Mr. Pound, also includes $14,975 that we paid for health insurance on behalf of the director and his family.

Compensation Committee Interlocks and Insider Participation

In 2008, the Compensation Committee consisted of Messrs. Adams, Kangas and Farmer. Mr. Farmer replaced Mr. Shoeb who resigned in March 2008. No person who served as a member of the Compensation Committee during 2008 was a current or former officer or employee of the Company or, except as described below with respect to Messrs. Farmer and Shoeb, engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no Compensation Committee “interlocks” during 2008, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Company’s Compensation Committee.

Management Agreement. On November 15, 2006, we entered into a ten-year management agreement with One Equity Partners pursuant to which One Equity Partners provides business and organizational strategy and financial advisory services. One Equity Partners is our principal shareholder. Messrs. Rubin, Selmonosky and Shoeb, our directors from 2006 until March 2008, were Managing Directors at One Equity Partners. Mr. Cashin, our director from March 2008 until March 2009, is Managing Partner of One Equity Partners. Messrs. Cohen and Farmer are Managing Directors at One Equity Partners and Mr. Briance is a vice president at One Equity Partners. Pursuant to the management agreement, we pay One Equity Partners $3.0 million per annum plus reimbursement of expenses. We do not know and cannot determine the approximate dollar value of the interest of each of Messrs. Briance, Cashin, Cohen, Farmer, Rubin, Selmonosky and Shoeb in the management fees that we paid to One Equity Partners. We do not separately compensate One Equity Partners or its designated representatives on our Board of Directors for their services as directors, but One Equity Partners may receive fees in connection with its role in specific transactions in the future.

Systems & Services Technologies, Inc. In January 2008, we acquired Systems & Services Technologies, Inc. (“SST”), a third-party consumer receivable servicer, for $17.7 million, consisting of a cash payment of $10.6 million and the issuance of 29,884.7 shares of our Series A 14% PIK Preferred Stock, referred to as Series A Preferred Stock, subject to certain post-closing adjustments. SST was a wholly owned subsidiary of JPMorgan Chase Bank, National Association. JPMorgan Chase Bank, National Association is an affiliate of One Equity Partners.

Additional Equity Investment by Certain Stockholders and Management. On February 29, 2008, we sold a total of 802,262 shares of our Series A Preferred Stock, 37,738 shares of our Class L Common Stock and 1,012,262 shares of our Class A Common Stock in a private placement to certain of our existing stockholders, including members of management. The offering price per share was $237.50 per share of Series A Preferred Stock, $247.50 per share of Class L Common Sock and $10.00 per share of Class A Common Stock, which were the same prices at which we sold our equity as part of the financing of the Transaction in 2006. The aggregate cash purchase price was $210.0 million, and such proceeds were used to fund a portion of the OSI acquisition completed on February 29, 2008.

Set forth below is information concerning those stockholders that purchased more than $120,000 of our securities in the February 2008 private placement:

Purchaser	Shares of Company Series A Preferred Stock	Shares of Company Class L Common Stock	Shares of Company Class A Common Stock	Cash Purchase Price
One Equity Partners II, L.P.	802,262	—	1,002,827	$200,565,379
OEP II Co-Investors,L.P.	—	16,480	4,120	4,119,902
OEP II Partners Co. Invest, L.P.	—	16,859	4,215	4,214,719
Barrist Family Foundation(1)	—	4,000	1,000	1,000,000

(1) The Barrist Family Foundation is a charitable trust of which Mr. Barrist is a co-trustee.

On December 9, 2008, we sold a total of 40,746 shares of our Series B-1 Preferred Stock and 1,369 shares of our Series B-2 Preferred Stock in a private placement to certain of our existing stockholders. The offering price per share was $237.50 per share of Series B-1 Preferred Stock and $237.50 per share of Series B-2 Preferred Stock. The aggregate cash purchase price was $10.0 million.

Set forth below is information concerning those stockholders that purchased more than $120,000 of our securities in the December 2008 private placement:

Purchaser	Shares of Company Series B-1 Preferred Stock	Shares of Company Series B-2 Preferred Stock	Cash Purchase Price
One Equity Partners II, L.P.	40,746	—	$9,677,124
OEP II Co-Investors,L.P.	—	800	189,970
OEP II Partners Co. Invest, L.P.	—	569	135,252

On March 25, 2009, we sold a total of 147,447.3 shares of our Series B-1 Preferred Stock and 20,973.7 shares of our Series B-2 Preferred Stock in a private placement to certain of our existing stockholders. The offering price per share was $237.50 per share of Series B-1 Preferred Stock and $237.50 per share of Series B-2 Preferred Stock. The aggregate cash purchase price was $40.0 million.

Set forth below is information concerning those stockholders that purchased more than $120,000 of our securities in the March 2009 private placement:

Purchaser	Shares of Company Series B-1 Preferred Stock	Shares of Company Series B-2 Preferred Stock	Cash Purchase Price
One Equity Partners II, L.P.	147,447.3	—	$35,018,745
OEP II Co-Investors,L.P.	—	2,061.9	489,709
OEP II Partners Co. Invest, L.P.	—	2,935.0	697,068
Citigroup Capital Partners II 2006 Citigroup Investment, L.P.	—	3,570.6	848,014
Citigroup Capital Partners II Employee Master Fund, L.P.	—	4,010.8	952,562
Citigroup Capital Partners II Onshore, L.P.	—	1,810.7	430,041
Citigroup Capital Partners II Cayman Holdings, L.P.	—	2,268.9	538,861
Michael Barrist	—	2,105.3	500,000
Barrist Family Foundation	—	2,105.3	500,000

(1) The Barrist Family Foundation is a charitable trust of which Mr. Barrist is a co-trustee.

Registration Rights Agreement. In connection with the Transaction, on November 15, 2006, we also entered into customary registration rights agreements with the placement agents of the original notes, for the benefit of the holders of the original notes. The registration rights agreements provide that so long as J.P. Morgan Securities Inc. proposes to make a market in the notes as part of its business in the ordinary course, we must, within certain time periods, file a market making registration statement and, subject to certain exceptions, keep the related prospectus current in order to enable J.P. Morgan Securities Inc. to continue its market making activities with respect to the notes.

Other Arrangements. One Equity Partners is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JP Morgan Chase & Co., referred to as JPM, and JPM is a client of ours. For the year ended December 31, 2008, we received fees for providing services to JPM of $14.8 million. At December 31, 2008, we had accounts receivable of $9,000 due from JPM.

JPMorgan Chase Bank, N.A., an affiliate of JPM, is a lender under our Credit Facility. The Credit Facility consists of substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions for unrelated parties, and does not involve more than the normal risk of uncollectibility or present other unfavorable features.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	308,779	—	27,888
Equity compensation plans not approved by security holders	—	—	—

Total	308,779	—	27,888

(1)          Represents restricted share awards. These awards are issuable without the payment of any cash consideration by the holder.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership of our voting common stock as of March 31, 2009 for:

•                  each person who we know beneficially owns more than 5 percent of our common stock;

•                  each director

•                  each of the Named Executive Officers who appears in the Summary Compensation Table; and

•                  all directors and executive officers as a group.

As of March 31, 2009, there were 2,936,885 shares of Class A common stock and 400,894 shares of Class L common stock outstanding.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number of Class L Common Stock	Percent of Class L Common Stock	Number of Class A Common Stock	Percent of Class A Common Stock	Percent of Combined Class L and Class A Common Stock
One Equity Partners II, L.P, OEP II Co-Investors, L.P. OEP II Partners Co-Invest, L.P. OEP General Partners II, L.P. OEP Co-Investors Management II, Ltd. OEP II Partners Co-Invest, G.P., Ltd. OEP Holding Corporation c/o One Equity Partners 320 Park Avenue, 18th Floor New York, NY 10022 (2)	129,294	32.3%	2,560,206	87.2%	80.6%
Citigroup Capital Partners II 2006 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P. Citigroup Capital Partners II Onshore, L.P. Citigroup Capital Partners II Cayman Holdings, L.P. c/o Citigroup Private Equity 388 Greenwich Street 32nd Floor New York, NY 10013 (3)	160,000	39.9%	40,000	1.4%	6.0%
Helzberg Angrist Investors I, LLC (4)	20,000	5.0%	5,000	*	*
Michael J. Barrist (5)	67,262	16.8%	37,619	1.3%	3.1%
Austin A. Adams	—	—	4,065	*	*
Edward A. Kangas	—	—	4,065	*	*
Leo J. Pound	—	—	4,065	*	*
Henry H. Briance (2) (6)	129,294	32.2%	2,560,206	87.2%	80.6%
David M. Cohen (2) (7)	129,294	32.2%	2,560,206	87.2%	80.6%
Colin M. Farmer (2) (8)	129,294	32.2%	2,560,206	87.2%	80.6%
John R. Schwab	460	*	37,136	1.3%	1.1%
Stephen W. Elliott	1,660	*	37,748	1.3%	1.2%
Joshua Gindin, Esq. (9)	26,220	6.5%	43,732	1.5%	2.1%
Steven Leckerman	1,720	*	47,947	1.6%	1.5%
All directors and executive officers as a group (12 persons) (10)	98,162	24.5%	251,754	8.6%	10.5%

*      Less than one percent.

(1)          The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, include securities as to which the person has or shares voting or investment power. Shares of NCO voting common stock which a person has the right to acquire within 60 days of March 31, 2009 are deemed outstanding for computing the share ownership and percentage ownership of the person having such right, but are not deemed outstanding for computing the percentage of any other person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Fractional shares are rounded to the nearest whole share.

(2)          Includes 2,527,882 shares of Class A common stock owned by One Equity Partners II, L.P. (“OEP II”), 44,930 shares of Class L common stock and 11,233 shares of Class A common stock owned by OEP II Co-Investors, L.P. (“OEP II Co”) and 84,364 shares of Class L common stock and 21,091 shares of Class A common stock owned by OEP II Partners Co-Invest, L.P. (“OEP II Partners” and collectively with OEP II and OEP II Co, “OEP”). The general partner of OEP II is OEP General Partners II, L.P. (“OEP General”). The general partner of OEP General is OEP Holding Corporation (“OEP Holding”). The general partner of OEP II Co is OEP Co-Investors Management II, Ltd. (“OEP Co-Investors”). The general partner of OEP II Partners is OEP II Partners Co-Invest G.P., Ltd. (“OEP II Partners GP”). Messrs. Cohen and Farmer are managing directors of OEP Holding, OEP Co-Investors and OEP II Partners GP. Mr. Briance is a vice president of OEP. Messrs. Briance, Cohen and Farmer may be deemed to beneficially own these shares, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein.

(3)          Includes 48,992 shares of Class L common stock and 12,248 shares of Class A common stock held by Citigroup Capital Partners II 2006 Citigroup Investment, L.P., 55,032 shares of Class L common stock and 13,758 shares of Class A common stock held by Citigroup Capital Partners II Employee Master Fund, L.P., 24,845 shares of Class L common stock and 6,211 shares of Class A common stock held by Citigroup Capital Partners II Onshore, L.P. and 31,131 shares of Class L common stock and 7,783 shares of Class A common stock held by Citigroup Capital Partners II Cayman Holdings, L.P. Citigroup Private Equity LP is the general partner of Citigroup Capital Partners II 2006 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P. and Citigroup Partners II Cayman Holdings, L.P.

(4)          All shares of Class L common stock and Class A common stock are held by Helzberg Angrist Investors, I, LLC. Helzberg Angrist Capital, LLC is the manager of Helzberg Angrist Investors I, LLC.

(5)          Includes: (i) 306 shares of Class L common stock and 76 shares of Class A common stock owned by Mrs. Cheryl Lazarus which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy and for which he shares dispositive power with her; (ii) 8,442 shares of Class L common stock and 2,111 shares of Class A common stock held in trust for the benefit of members of Mr. Barrist’s family for which Mr. Barrist is a co-trustee and (iii) 9,108 shares of Class L common stock and 2,277 shares of Class A common stock held by the Barrist Family Foundation, a charitable trust, for which Mr. Barrist is co-trustee. Excludes 16,738 shares of Class L common stock and 4,184 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children, as to all of which shares Mr. Barrist disclaims beneficial ownership. Mrs. Cheryl Lazarus is the sister of Michael J. Barrist. Mr. Barrist’s address is c/o NCO Group, Inc., 507 Prudential Road, Horsham, Pennsylvania 19044.

(6)          Mr. Briance, our director, was designated by OEP. Mr. Briance is a vice president at OEP. Amounts disclosed for Mr. Briance are also included above in footnote 2. Mr. Briance disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.

(7)          Mr. Cohen, our director, was designated by OEP. Mr. Cohen is a managing director at OEP Holding, the general partner of OEP II General, the general partner of OEP II, and is a managing director of OEP Co-Investors and OEP II Partners GP. Amounts disclosed for Mr. Cohen are also included above in footnote 2. Mr. Cohen disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.

(8)          Mr. Farmer, our director, was designated by OEP. Mr. Farmer is a managing director at OEP Holding, the general partner of OEP II General, the general partner of OEP II, and is a managing director of OEP Co-Investors and OEP II Partners GP. Amounts disclosed for Mr. Farmer are also included above in footnote 2. Mr. Farmer disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.

(9)          Includes: (i) 16,738 shares of Class L common stock and 4,184 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children for which Mr. Gindin is co-trustee and (ii) 8,442 shares of Class L common stock and 2,111 shares of Class A common stock held in trust for the benefit of members of Mr. Barrist’s family for which Mr. Gindin is co-trustee. Mr. Gindin’s address is c/o NCO Group, Inc., 507 Prudential Road, Horsham, Pennsylvania 19044.

(10)    Excludes 129,294 shares of Class L common stock and 2,560,206 shares of Class A common stock described in footnote 2.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Policy with Respect to Approval of Related Party Transactions

Under its charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions between us and any employee, officer, director and certain of their family members and other related persons required to be reported under Item 404 of SEC Regulation S-K. In practice, related party transactions are reviewed and approved by directors that do not have a direct or indirect interest in such transaction. We have not adopted written policies and procedures with respect to the approval of related party transactions. Generally, under the agreements governing our outstanding notes and bank indebtedness, we are prohibited from entering into transactions with affiliates except upon terms that, taken as a whole, are materially not less favorable to us than could be obtained, at the time of such transaction, in a comparable arm’s-length transaction with a person that is not such an affiliate.

The transactions described in “Item 11. Executive Compensation” under the heading “Compensation Committee Interlocks and Insider Participation” are incorporated herein by reference.

Transactions with Certain Clients

Affiliates of Citigroup are investors in us, and Citigroup is a client of ours. For the year ended December 31, 2008, we received fees for providing services to Citigroup of $69.5 million. At December 31, 2008, we had accounts receivable of $3.3 million due from Citigroup. During the year ended December 31, 2008, we purchased accounts receivable with a face value of $32.3 million for a purchase price of $1.4 million from an affiliate of Citigroup.

Employment of Related Persons

We employ Brett Leckerman as a general manager of one of our collection units. Mr. Leckerman is the son of Steven Leckerman, an executive officer of ours. Mr. Leckerman received salary and bonus totaling $139,208 in 2008. Mr. Brett Leckerman also received an automobile allowance in 2008. We believe that the compensation paid to Mr. Brett Leckerman was comparable with compensation paid to other employees with similar levels of responsibility and years of service.

Independence of the Board of Directors

Because our common stock is not listed on any national securities exchange or inter-dealer quotation system, we are not required to comply with the listing standards of such exchanges or quotation systems that require that a majority of an issuer’s directors be independent.

In evaluating the independence of our directors, we use the definition of independence contained in the listing standards of The NASDAQ Stock Market LLC, referred to as Nasdaq, the national securities exchange upon which our common stock was listed prior to the Transaction. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that Messrs. Adams, Kangas and Pound are independent.

Under applicable Nasdaq listing standards, a majority of the members of a company’s board of directors must qualify as “independent,” unless the company is a controlled company. A controlled company is a company in which more than 50 percent of the voting power is held by an individual, group or other company. We would qualify as a controlled company because OEP owns approximately 80.6 percent of our voting common stock, and, as such, would not be required to have a majority of the members of our Board be independent.

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members of the Audit Committee are Messrs. Adams, Kangas, Pound and Cohen. The current members of the Compensation Committee are Messrs. Adams, Kangas and Farmer. The current members of Nominating and Corporate Governance Committee are Messrs. Adams, Pound and Briance. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that each current member of the Audit Committee, other than Mr. Cohen, the Compensation Committee, other than Mr. Farmer, and the Nominating and Corporate Governance Committee, other than Mr. Briance is independent.

Item 14.         Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP, our current independent registered public accounting firm, as of or for the year ended December 31, 2008 and 2007,  were as follows:

Services Rendered (1)	2008	2007
Audit fees	$2,100,000	$2,204,000
Audit-Related fees	$838,000	$482,000
Tax fees	$237,000	$305,000
All other fees	$20,000	$10,000

(1)    The aggregate fees included in Audit Fees are fees billed for the fiscal year.

      The aggregate fees included in each of the other categories are fees billed in the fiscal year.

Audit Fees. The audit fees for 2008 and 2007 include fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that generally only the independent registered public accounting firm can reasonably provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. The audit-related fees for fiscal 2008 and 2007 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards. Audit-related fees for 2008 and 2007 also include fees for SAS 70 engagements.

Tax Fees. Tax fees for 2008 and 2007 include fees for services related to tax compliance, and tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal and state tax compliance and advice, review of tax returns, and federal and state tax planning.

The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers LLP are compatible with PricewaterhouseCoopers LLP maintaining its independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by PricewaterhouseCoopers LLP. The policy provides for pre-approval by the Audit Committee, or the Chairman of the Audit Committee, of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before PricewaterhouseCoopers LLP is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by PricewaterhouseCoopers LLP in fiscal 2008 and 2007.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

1.     List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

        Consolidated Statements of Operations for the year ended December 31, 2008 (Successor), for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), and for the period from January 1, 2006 through November 15, 2006 (Predecessor).

        Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2008 (Successor), for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), and for the period from January 1, 2006 through November 15, 2006 (Predecessor).

        Consolidated Statements of Cash Flows for the year ended December 31, 2008(Successor), for the year ended December 31, 2007 (Successor), for the period from July 13, 2006 through December 31, 2006 (Successor), and for the period from January 1, 2006 through November 15, 2006 (Predecessor).

Notes to Consolidated Financial Statements

2.     All financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or notes thereto contained herein.

3.     List of Exhibits filed in accordance with Item 601 of Regulation S-K. The warranties, representations and covenants contained in the agreements, documents and other instruments included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreements, documents and other instruments. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by “*”:

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of July 21, 2006, by and among Collect Holdings, Inc., Collect Acquisition Corp. and NCO Group, Inc. (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on July 25, 2006 (SEC File Number 000-21639)) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

Exhibit No.	Description
2.2

Agreement and Plan of Merger, dated as of February 27, 2007, by and between NCO Group, Inc. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

2.3

Agreement and Plan of Merger by and among Outsourcing Solutions Inc., NCO Group, Inc. and NCO Acquisition Sub, Inc. dated as of December 11, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008 (SEC File Number 333-144067, 333-144067))

2.4

Agreement and Plan of Merger by and among NCO Group, Inc., Systems & Services Technologies Merger Corp., System & Services Technologies, Inc. and JPMorgan Chase Bank, National Association dated as of August 27, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on May 13, 2008 (SEC File Number 333-144067, 333-144068))

2.5

Amendment No. 1 dated as of December 12, 2007 to the Agreement and Plan of Merger by and among NCO Group, Inc., System & Services Technologies Merger Corp., System & Services Technologies, Inc, and JPMorgan Chase Bank, National Association (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on May 13, 2008 (SEC File Number 333-144067, 333-144068))

3.1	Second Amended and Restated Certificate of Incorporation of NCO Group, Inc., as amended

3.2	Amended and Restated Bylaws of NCO Group, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.1

Indenture, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.2

Indenture, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.3

Supplemental Indenture, dated as of November 15, 2006, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.4	Supplemental Indenture, dated as of November 15, 2006, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the

Exhibit No.	Description
11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.5

Second Supplemental Indenture, dated as of February 27, 2007, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.6

Second Supplemental Indenture, dated as of February 27, 2007, among NCO Group, Inc. and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.7

Third Supplemental Indenture, dated as of February 27, 2007, among Collect Holdings, Inc. and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.8

Third Supplemental Indenture, dated as of February 27, 2007, among Collect Holdings, Inc. and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.9

Registration Rights Agreement, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and Morgan Stanley & Co. Incorporation, J.P. Morgan Securities Inc. and Banc of America Securities LLP with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.10

Registration Rights Agreement, dated as of November 15, 2006, among NCO Group, Inc., the Guarantors signatory thereto and Morgan Stanley & Co. Incorporation, J.P. Morgan Securities Inc. and Banc of America Securities LLP with respect to the 11.875% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.11

Form of 144A and Regulation S Floating Rate Senior Notes due 2013 (contained in Exhibit 4.1) (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.12

Form of 144A and Regulation S 11.875% Senior Subordinated Notes due 2014 (contained in Exhibit 4.2) (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

Exhibit No.	Description
4.13

144A Notation of Senior Guarantee by the Guarantors named therein, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.14

Regulation S Notation of Senior Guarantee by the Guarantors named therein, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.15

144A Notation of Senior Subordinated Guarantee by the Guarantors named therein, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.16

Regulation S Notation of Senior Subordinated Guarantee by the Guarantors named therein, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.17

Registration Rights Agreement, dated as of November 15, 2006, among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Partners Co-Investors, L.P., OEP II Partners Co-Invest, L.P., Michael Barrist and the other non-OEP Investors named therein (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

4.18

Fourth Supplemental Indenture, dated as of July 11, 2007, among NCO Group, Inc., NCOP IX, LLC and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.19

Fourth Supplemental Indenture, dated as of July 11, 2007, among NCO Group, Inc., NCOP IX, LLC and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.20	Form of Exchange Floating Rate Senior Note due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.21

Form of Exchange 11.875% Senior Subordinated Note due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.22

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due

Exhibit No.	Description
2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

4.23

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

10.1

Credit Agreement, dated as of November 15, 2006, among NCO Group, Inc. (as survivor of the merger with Collect Acquisition Corp.), NCO Financial Systems, Inc., the Subsidiary Guarantors, the Lenders and agents named therein and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.2

Security Agreement, dated November 15, 2006, made by Collect Acquisition Corp., NCO Financial Systems, Inc., Collect Holdings, Inc., the Subsidiary Guarantors and the Other Grantors Identified Therein, to Morgan Stanley & Co. Incorporated, as Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.3

Intellectual Property Security Agreement, dated November 15, 2006, made by Collect Acquisition Corp., NCO Financial Systems, Inc., Collect Holdings, Inc., NCO Group, Inc. and the Subsidiary Guarantors in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.4

Stockholders Agreement, dated as of November 15, 2006, among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P., Michael Barrist, and the Rollover Investors, Management Investors and Institutional Investors named therein (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

*10.5	NCO Group, Inc. Amended and Restated Restricted Share Plan (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

*10.6	Form of Award Agreement pursuant to the NCO Group, Inc. Restricted

Exhibit No.	Description
Share Plan (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.7

Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Michael J. Barrist (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.8

Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Stephen W. Elliott (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.9

Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Joshua Gindin (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.10

Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and Steven Leckerman, including the First Amendment to Employment Agreement dated June 14, 2007 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

*10.11

Employment Agreement, dated as of November 15, 2006, between NCO Group, Inc. and John R. Schwab (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.12

Management Agreement, dated as of November 15, 2006, between One Equity Partners II, L.P. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.13

Rollover Agreement, dated as of July 21, 2006, between Collect Holdings, Inc. and Michael Barrist (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits).

10.14

Joinder and Amendment to Rollover Agreement, dated November 15, 2006, among Michael Barrist, Michael and Natalie Barrist Trust, Annette H. Barrist and the Annette H. Barrist Trust (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.15

Executive Salary Continuation Agreement (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ending March 31, 1998 (File No. 0-21639), filed on May 4, 1998)

*10.16

Executive Deferred Compensation Plan Basic Document (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on January 6, 2005 (SEC File Number 000-21639))

Exhibit No.	Description

*10.17

Executive Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on January 6, 2005 (SEC File Number 000-21639))

*10.18

Rabbi Trust Agreement with Putnam Fiduciary Trust Company (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on January 6, 2005 (SEC File Number 000-21639))

10.19

Credit Agreement, dated as of November 26, 2002, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to Exhibit 10.48 to NCO Portfolio Management, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 13, 2003 (SEC File Number 000-32403))

10.20

Second Amendment to Credit Agreement, dated as of June 30, 2005, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005 (SEC File Number 000-21639))

10.21

Fee Letter Agreement, dated November 15, 2006, between One Equity Partners II, L.P., Collect Holdings, Inc. and Collect Acquisition Corp. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.22

Stock Subscription Agreement, dated as of November 14, 2006, by and among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P. and OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.23

Stock Subscription Agreement, dated as of November 15, 2006, by and among Collect Holdings, Inc. and the several individuals listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.24

Credit Agreement between NCOP Capital III, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068), filed on November 14, 2007)

10.25

Credit Agreement between NCOP Capital IV, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068),

Exhibit No.	Description
filed on November 14, 2007)

10.26

Second Amended and Restated Exclusivity Agreement dated as of August 31, 2007 among NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., NCOP Capital I, LLC, NCOP-CF II, LLC, NCOP/CF, LLC, NCOP Capital III, LLC, NCOP Capital IV, LLC, CARVAL INVESTORS, LLC and CVI GVF FINCO, LLC. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068), filed on November 14, 2007)

10.27

Limited Liability Company Agreement of NCOP/CF II, LLC dated as of August 31, 2007 between NCOP Nevada Holdings, Inc. and CVI GVF FINCO, LLC. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (file no. 333-144067, 333-144068), filed on November 14, 2007)

10.28

First Amended Credit Agreement dated as of February 8, 2008 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors, Citizens Bank of Pennsylvania, and RBS Securities Corporation d/b/a RBS Greenwich Capital, as lead arranger and bookrunner, and the Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 333-144067, 333-144068), filed on March 31, 2008)

10.29

Security Agreement Supplement dated as of February 29, 2008 made by NCO Group, Inc., NCO Financial Systems, Inc., the Subsidiary Guarantors and the Other Grantors identified therein to Citizens Bank of Pennsylvania, as the Collateral Agent and Administrative Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 333-144067, 333-144068), filed on March 31, 2008) ( NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.30

Intellectual Property Security Agreement, dated February 29, 2008, made by the persons listed on the signature pages in favor of Citizens Bank of Pennsylvania, as the Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 333-144067, 333-144068), filed on March 31, 2008) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.31

Subscription Agreement dated as of February 27, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, OEP II Partners Co-Invest L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 333-144067, 333-144068), filed on March 31, 2008)

Exhibit No.	Description
10.32

Subscription Agreement dated as of December 8, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on December 12, 2008 (file no. 333-144067, 333-144068))

10.33

Second Amendment to Credit Agreement dated as of March 25, 2009 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 26, 2009 (file no. 333-144067, 333-144068))

10.34

Subscription Agreement dated as of March 25, 2009 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on March 26, 2009 (file no. 333-144067, 333-144068))

12	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCO GROUP, INC.

Date: March 31, 2009	By:	/s/ Michael J. Barrist

Michael J. Barrist, Chairman of the
Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ Michael J. Barrist	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009
Michael J. Barrist

/s/ John R. Schwab	Executive Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009
John R. Schwab

/s/ Austin A. Adams	Director	March 31, 2009
Austin A. Adams

/s/ Henry H. Briance	Director	March 31, 2009
Henry H. Briance

/s/ David M. Cohen	Director	March 31, 2009
David M. Cohen

/s/ Colin M. Farmer	Director	March 31, 2009
Colin M. Farmer

/s/ Edward A. Kangas	Director	March 31, 2009
Edward A. Kangas

/s/ Leo J. Pound	Director	March 31, 2009
Leo J. Pound

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-5

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, for the period from July 13, 2006 through December 31, 2006 (Successor), and for the period from January 1, 2006 through November 15, 2006 (Predecessor)

F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007, for the period from July 13, 2006 through December 31, 2006 (Successor), and for the period from January 1, 2006 through November 15, 2006 (Predecessor)

F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, for the period from July 13, 2006 through December 31, 2006 (Successor), and for the period from January 1, 2006 through November 15, 2006 (Predecessor)

F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of NCO Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of NCO Group, Inc and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We also have audited the adjustments to the 2006 successor period consolidated financial statements (as of and for the period from July 13, 2006 (date of inception) through December 31, 2006) to retrospectively reflect the effects of the pooling of interests described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 successor period consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 successor period consolidated financial statements taken as a whole.

/s/PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NCO Group, Inc.

We have audited, before the effects of the adjustments to retrospectively account for the “as if pooling-of-interests” transaction described in Note 2, the accompanying consolidated statement of operations, stockholders’ equity and cash flows for the period July 13, 2006 (date of inception) to December 31, 2006 (Successor Period) (the financial statements before the effects of the adjustments discussed in Note 2 are not presented herein) of NCO Group, Inc. (formerly known as Collect Holdings, Inc.).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, before the effects of the adjustments to retrospectively account for the “as if pooling-of-interests” transaction described in Note 2, present fairly, in all material respects, the consolidated results of operations and cash flows of NCO Group, Inc. (formerly known as Collect Holdings, Inc.) for the period July 13, 2006 (date of inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
May 8, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

NCO Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2006 to November 15, 2006 (the Predecessor Period) of NCO Group, Inc. (as predecessor to Collect Holdings, Inc.). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NCO Group, Inc. (as predecessor to Collect Holdings, Inc.) for the period from January 1, 2006 to November 15, 2006 (the Predecessor Period), in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
May 8, 2007

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$29,880	$31,283
Accounts receivable, trade, net of allowance for doubtful accounts of $5,008 and $3,137, respectively	218,649	183,444
Purchased accounts receivable, current portion, net of allowance for impairment of $123,804 and $24,962, respectively	70,006	72,617
Deferred income taxes	34,216	16,279
Prepaid expenses and other current assets	66,595	32,744
Total current assets	419,346	336,367

Funds held on behalf of clients

Property and equipment, net	138,272	134,459

Other assets:
Goodwill	564,617	614,744
Trade name	85,466	96,613
Customer relationships and other intangible assets, net of accumulated amortization	333,951	280,102
Purchased accounts receivable, net of current portion	115,653	172,968
Other assets	44,334	42,746
Total other assets	1,144,021	1,207,173
Total assets	$1,701,639	$1,677,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$30,559	$24,644
Income taxes payable	3,543	—
Accounts payable	18,026	21,457
Accrued expenses	128,474	94,151
Accrued compensation and related expenses	46,466	32,217
Deferred revenue, current portion	40,731	1,427
Total current liabilities	267,799	173,896

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	1,048,517	903,052
Deferred income taxes	67,365	126,403
Other long-term liabilities	34,169	17,655

Minority interest	22,803	48,948

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 and 6,000 shares authorized, respectively, 2,573 and 1,408 shares issued and outstanding, respectively	26	14
Class L common stock, par value $0.01 per share, 800 and 400 shares authorized, respectively, 401 and 364 shares issued and outstanding, respectively	4	4
Class A common stock, par value $0.01 per share, 4,500 and 2,750 shares authorized, respectively, 2,937 and 1,822 shares issued and outstanding, respectively	29	18
Additional paid-in capital	720,955	518,089
Accumulated other comprehensive (loss) income	(10,007)	2,835
Accumulated deficit	(450,021)	(112,915)
Total stockholders’ equity	260,986	408,045
Total liabilities and stockholders’ equity	$1,701,639	$1,677,999

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Amounts in thousands)

	Successor			Predecessor
			Period from
			July 13, 2006	Period from
			(date of inception)	January 1,
	Year ended	Year ended	through	through
	December 31,	December 31,	December 31,	November 15,
	2008	2007	2006	2006

Revenues:
Services	$1,492,110	$1,131,924	$132,808	$875,338
Portfolio	18,029	132,413	13,557	151,706
Portfolio sales	3,002	21,093	—	22,757
Total revenues	1,513,141	1,285,430	146,365	1,049,801

Operating costs and expenses:
Payroll and related expenses	845,481	679,951	79,165	553,883
Selling, general and administrative expenses	562,339	459,170	50,122	375,150
Depreciation and amortization expense	121,324	102,349	12,228	46,695
Impairment of intangible assets	289,492	—	69,898	—
Restructuring charges	11,600	—	—	12,765
Total operating costs and expenses	1,830,236	1,241,470	211,413	988,493
(Loss) income from operations	(317,095)	43,960	(65,048)	61,308

Other income (expense):
Interest and investment income	1,091	2,635	344	1,836
Interest expense	(94,831)	(95,294)	(14,978)	(26,643)
Other (expense) income, net	(16,468)	3,608	212	3,165
Total other income (expense)	(110,208)	(89,051)	(14,422)	(21,642)
(Loss) income before income taxes	(427,303)	(45,091)	(79,470)	39,666

Income tax (benefit) expense	(71,947)	(16,104)	(3,522)	14,742

(Loss) income before minority interest	(355,356)	(28,987)	(75,948)	24,924

Minority interest	18,250	(2,735)	(157)	(3,890)

Net (loss) income	$(337,106)	$(31,722)	$(76,105)	$21,034

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

						Accumulated		Retained
		Class L	Class A	Additional		Other		Earnings
	Preferred	Common	Common	Paid-in	Common	Comprehensive	Deferred	(Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Stock	Income (Loss)	Compensation	Deficit)	Income (Loss)	Total

Predecessor
Balance, January 1, 2006					477,238	13,892	(4,658)	256,642		743,114

Issuance of common stock in connection with stock-based compensation plans					4,513	—	—	—		4,513
Reclassification of deferred compensation					(4,658)	—	4,658	—		—
Stock-based compensation					7,057	—	—	—		7,057
Comprehensive income, net of tax:
Net income					—	—	—	21,034	$21,034	21,034
Other comprehensive income (loss):
Foreign currency translation adjustment					—	1,901	—	—	1,901	1,901
Change in fair value of foreign currency cash flow hedges, net of taxes of $956					—	1,526	—	—	1,526	1,526
Net gains on foreign currency cash flow hedges reclassified into earnings, net of taxes of $1,628					—	(2,804)	—	—	(2,804)	(2,804)
Total comprehensive income									$21,657

Balance, November 15, 2006					$484,150	$14,515	$—	$277,676		$776,341

Successor
Capitalization of Company	$12	$4	$16	$395,968		$—	$—	$—		$396,000
SST pooling (note 3)	—	—	—	106,413		—	—	(5,088)		101,325
Stock-based compensation	—	—	2	47		—	—	—		49
Capital contribution from JPM to SST	—	—	—	328		—	—	—		328
Comprehensive income, net of tax:
Net loss	—	—	—	—		—	—	(76,105)	$(76,105)	(76,105)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—		244	—	—	244	244
Change in fair value of foreign currency cash flow hedges, net of taxes of $969	—	—	—	—		(1,548)	—	—	(1,548)	(1,548)
Net losses on foreign currency cash flow hedges reclassified into earnings, net of taxes of $88	—	—	—	—		141	—	—	141	141
Total comprehensive loss									$(77,268)

Balance, December 31, 2006	12	4	18	502,756		(1,163)	—	(81,193)		420,434

Preferred stock dividends	2	—	—	(2)		—	—	—		—
Stock-based compensation	—	—	—	394		—	—	—		394
Comprehensive income, net of tax:
Capital contribution from JPM to SST	—	—	—	14,941		—	—	—		14,941
Net loss	—	—	—	—		—	—	(31,722)	$(31,722)	(31,722)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—		4,711	—	—	4,711	4,711
Change in fair value of cash flow hedges, net of taxes of $1,272	—	—	—	—		2,362	—	—	2,362	2,362
Net gains on cash flow hedges reclassified into earnings, net of taxes of $1,656	—	—	—	—		(3,075)	—	—	(3,075)	(3,075)
Total comprehensive loss									$(27,724)

Balance, December 31, 2007	14	4	18	518,089		2,835	—	(112,915)		408,045

Issuance of stock	9	—	10	219,702		—	—	—		219,721
Deemed dividend to JPM for SST acquisition	—	—	—	(17,500)						(17,500)
Preferred stock dividends	3	—	—	(3)		—	—	—		—
Stock-based compensation	—	—	1	667		—	—	—		668
Comprehensive income, net of tax:
Net loss	—	—	—	—		—	—	(337,106)	$(337,106)	(337,106)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—		(6,569)	—	—	(6,569)	(6,569)
Change in fair value of cash flow hedges, net of taxes of $7,880	—	—	—	—		(13,818)	—	—	(13,818)	(13,818)
Net gains on cash flow hedges reclassified into earnings, net of taxes of $4,302	—	—	—	—		7,545	—	—	7,545	7,545
Total comprehensive loss									$(349,948)

Balance, December 31, 2008	$26	$4	$29	$720,955		$(10,007)	$—	$(450,021)		$260,986

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Successor			Predecessor
			Period from
			July 13, 2006	Period from
			(date of inception)	January 1
	Year ended	Year ended	through	through
	December 31,	December 31,	December 31,	November 15,
	2008	2007	2006	2006

Cash flows from operating activities:
Net (loss) income	$(337,106)	$(31,722)	$(76,105)	$21,034
Adjustments to reconcile (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	121,324	102,349	12,229	46,695
Impairment of intangible assets	289,492	—	69,898	—
Stock-based compensation	667	394	49	6,961
Amortization of deferred training asset	2,886	2,402	—	3,375
Provision for doubtful accounts	3,030	4,806	—	3,931
Impairment of purchased accounts receivable	98,892	24,962	—	7,909
Noncash interest	1,517	8,605	3,655	5,730
Gain on sale of purchased accounts receivable	(3,002)	(21,093)	—	(22,757)
Other	6,648	(3,072)	178	870
Parent remittance on behalf of SST	—	4,781	328	—
Minority interest	(18,250)	2,735	275	6,164
Deferred income taxes	(75,015)	(9,781)	(4,174)	4,483
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	11,765	(28,632)	(17,931)	16,035
Other assets	(9,012)	(8,740)	9,943	(12,693)
Accounts payable and accrued expenses	(23,172)	3,395	(131)	(3,055)
Income taxes payable	4,599	(14,602)	(3,002)	27,217
Other long-term liabilities	18,470	7,208	(169)	(2,227)
Net cash provided by (used in) operating activities	93,733	43,995	(4,957)	109,672

Cash flows from investing activities:
Purchases of accounts receivable	(126,547)	(125,283)	(29,709)	(81,839)
Collections applied to principal of purchased accounts receivable	89,325	77,228	13,577	70,974
Proceeds from sales and resales of purchased accounts receivable	4,757	44,161	2,801	30,551
Purchases of property and equipment	(43,396)	(26,041)	(2,468)	(40,795)
Proceeds from bonds and notes receivable	1,122	6,097	82	1,033
Proceeds from sale to minority interest	—	—	—	12,720
Net cash paid for acquisitions and related costs	(349,420)	(8,881)	(974,612)	(8,590)
Net cash used in investing activities	(424,159)	(32,719)	(990,329)	(15,946)

Cash flows from financing activities:
Repayment of notes payable	(35,476)	(50,725)	(4,823)	(53,677)
Borrowings under notes payable	21,691	47,116	5,096	17,670
Borrowings in connection with the Transaction	—	—	830,000	—
Net borrowings under (repayments of) revolving credit facility	34,500	11,000	(193,300)	58,800
Repayment of borrowings under senior term loan	(10,745)	(4,650)	—	—
Borrowings under senior term loan, net	134,135	—	—	—
Repayment of convertible notes	—	—	—	(125,000)
Payment of fees to obtain debt	(4,317)	(1,035)	(24,055)	(12)
Investment in subsidiary by minority interest	2,436	2,359	2,132	4,000
Return of investment in subsidiary to minority interest	(12,242)	(6,934)	(241)	(1,597)
Issuance of stock, net	219,722	—	395,966	3,939
Payment of deemed dividend to JPM	(17,500)	—	—	—
Net cash provided by (used in) financing activities	332,204	(2,869)	1,010,775	(95,877)

Effect of exchange rate on cash	(3,181)	2,173	2,494	(1,180)

Net (decrease) increase in cash and cash equivalents	(1,403)	10,580	17,983	(3,331)

Cash and cash equivalents at beginning of the period	31,283	20,703	2,720	23,716

Cash and cash equivalents at end of the period	$29,880	$31,283	$20,703	$20,385

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

1.              Nature of Operations and Basis of Presentation:

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings, Inc., an entity controlled by One Equity Partners and its affiliates (“OEP”), a private equity investment fund wholly owned by JPMorgan Chase & Co. (“JPM”), with participation by Michael J. Barrist, Chairman, President and Chief Executive Officer of NCO Group, Inc., certain other members of executive management and other investors (the “Transaction”). Under the terms of the merger agreement, NCO Group, Inc. shareholders received $27.50 in cash, without interest, for each share of NCO Group, Inc. common stock that they held. On February 27, 2007, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc. (collectively with its subsidiaries, the “Company” or “NCO”).

NCO is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices in the United States, Canada, the Philippines, Panama, the Caribbean, India, the United Kingdom, Australia and Mexico. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education, technology, transportation/logistics, government services and direct mail. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia, Puerto Rico and Latin America.  The Company’s largest client during the year ended December 31, 2008, was in the telecommunications sector and represented 8.3 percent of the Company’s consolidated revenue for the year ended December 31, 2008.  The Company also purchases and collects past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of three operating segments: ARM, CRM and Portfolio Management.

2.              Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

On January 2, 2008, the Company acquired Systems & Services Technologies, Inc. (“SST”), a third-party consumer receivable servicer. Prior to the acquisition, SST was a wholly owned subsidiary of JPM. JPM also wholly owns OEP, which as described above has had a controlling interest in the Company since the Transaction on November 15, 2006.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Principles of Consolidation (continued):

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) states that a “business combination” excludes transfers of net assets or exchanges of equity interests between entities under common control. SFAS 141 also states that transfers of net assets or exchanges of equity interests between entities under common control should be accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because the Company and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of the Company’s financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of the Company and SST by JPM commenced. Accordingly, the Company’s consolidated balance sheet as of December 31, 2007, and the consolidated statement of operations, consolidated statement of stockholders’ equity and consolidated statement of cash flows for the year ended December 31, 2007 and for the period from July 13, 2006 through December 31, 2006 include SST’s financial position as of December 31, 2007, and its results of operations and cash flows for the year ended December 31, 2007 and for the one month ended December 31, 2006.

The Company also considers the applicability of Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 46R (as revised), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which would include any variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity.  A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

The Company owns 50 percent of entities that purchase portfolios of purchased accounts receivable, which it consolidates in accordance with FIN 46R. Based on its evaluation of these entities, the Company is the primary beneficiary.

Revenue Recognition:

Services:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client. Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured.

CRM revenue is recognized based on the billable hours of each representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance, reduced by any contractual performance penalties the client may be entitled to, both as measured on a monthly basis. The impact of the performance criteria and penalties on the rate per billable hour is continually updated as revenue is recognized.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Revenue Recognition (continued):

Under CRM performance-based arrangements, the Company is paid by its customers based on achievement of certain levels of sales or other client-determined criteria. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts.

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the changes in the balance of deferred revenue (amounts in thousands):

Balance at December 31, 2007	$1,428
Acquisitions	45,829
Additions	41,373
Revenue recognized	(42,392)
Foreign currency translation adjustment	(103)
Balance at December 31, 2008	$46,135

Portfolio:

The Company applies American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality.

The Company acquires accounts receivable in groups that are initially recorded at cost. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for the accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to contractual terms of each receivable. The Company determines whether each purchase of accounts receivable is to be accounted for as an individual portfolio or whether multiple purchases will be combined based on common risk characteristics into an aggregated portfolio. Once the Company establishes an individual purchase or aggregated purchases as a portfolio, the receivables in the portfolio are not changed, unless replaced, returned or sold. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of accounts receivable. The Company determines nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The excess of the portfolio’s cash flows expected to be collected over the amount paid is accretable yield. Accretable yield is recognized into earnings, as Portfolio revenue in the statement of operations, over the useful life of the portfolio, based on an effective interest rate method.

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of accounts receivable (typically up to seven years, based on the Company’s collection experience) compared to the original purchase price. Monthly collections on the portfolios are allocated between revenue and carrying value reduction based on applying each portfolio’s effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates for each portfolio has decreased, and if so, records a valuation allowance to maintain the original IRR. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.     Accounting Policies (continued):

Revenue Recognition (continued):

Portfolio Sales:

The Company accounts for gains on sales of purchased accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gains on sales are recognized as revenue and represent the difference between the sales price and the present value of the future cash collections expected from the receivables sold at the portfolio’s IRR at the time of sale.

The Company applies a financial components approach. Generally, that approach focuses on control of each of the various retained or sold interests or liabilities in a given financial asset sale to conclude when a sale has actually occurred as compared to a mere financing, and the accounting for any related rights retained and/or duties committed to on an ongoing basis, including servicing. Under that approach, after a transfer of financial assets, an entity allocates a portion of the original cost of the assets to the assets sold in determining any gain or loss, and to any servicing assets it retains, such as servicing rights or rights to residual interests. Gain or loss is reported in the period of the transfer, net of any liabilities it has incurred or will incur in the future. Assets retained are amortized over the appropriate useful life of the asset. If control has not been adequately transferred to the other party, the proceeds received are treated as financing and no gain or loss is recorded at the time of the transfer.

Fair Value Measurement:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities. Among other things, SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value (note 5). As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In connection with the evaluation of SFAS 157, the Company also evaluated the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). As of the January 1, 2008 effective date, the Company elected not to apply SFAS 159 to any of its existing eligible assets or liabilities; therefore there was no impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company is currently evaluating the impact of the provisions of SFAS 157 that relate to nonfinancial assets and nonfinancial liabilities, which is effective for the Company in 2009.

Credit Policy:

Management monitors its client relationships in order to minimize the Company’s credit risk and assesses the likelihood of collection based on a number of factors including the client’s collection history and credit-worthiness. The Company maintains a reserve for potential collection losses when such losses are deemed to be probable.

The Company has two types of arrangements under which it collects its ARM contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees.

The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from ARM clients, management may, at its discretion, change from the gross remittance method to the net remittance method. The Company also maintains a reserve for deposits on debtor accounts that may ultimately prove to have insufficient funds. Trade accounts receivable are written off to the allowances when collection appears highly unlikely.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.     Accounting Policies (continued):

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions. The Company maintains deposit accounts with major financial institutions, and, at times, such deposits may exceed FDIC insurance limits.

Property and Equipment:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the statement of operations. Certain expenditures for software that is purchased or internally developed for use by the Company are capitalized in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and amortized using the straight-line method over a period of five years.

Long-Lived Assets:

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, internal use software, and certain identifiable definite-lived intangible assets, for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill and Other Intangibles:

Goodwill represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon a combination of the market approach and income approach.

Trade name includes the NCO trade name, representing the fair value of the NCO name, which is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. Trade name also includes the trade name acquired in connection with the acquisition of Outsourcing Solutions, Inc. (“OSI”) (note 4). The OSI trade name is a definite-lived intangible asset and is amortized using the straight-line method over a period of five years.

Other intangible assets consist primarily of customer relationships and non-compete agreements, which are amortized over a range of five to seven years using the straight-line method (note 9).

Deferred Financing Fees:

Deferred financing fees relate to debt issuance costs incurred, which are capitalized and amortized to interest expense over the term of the related debt using the effective interest method.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.     Accounting Policies (continued):

Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements over the vesting period based on their fair values.

On November 15, 2006, in connection with the Transaction and in accordance with the terms of the equity awards, the vesting of all outstanding unvested options to purchase the Company’s stock and restricted stock units was accelerated, and the Company recorded compensation expense of approximately $5.1 million for the acceleration in the Predecessor period.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations (note 13).

Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency for that subsidiary. The assets and liabilities of these foreign subsidiaries have been translated using the current exchange rates, and the income and expenses have been translated using average historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ equity as “Other comprehensive income (loss)” and are not included in determining consolidated net (loss) income. As of December 31, 2008 and 2007, “Accumulated other comprehensive income (loss)” included $(1.6) million and $5.0 million, respectively, of cumulative income (loss) from foreign currency translation.

Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.     Accounting Policies (continued):

Derivative Financial Instruments (continued):

The Company is exposed to foreign currency fluctuations relating to its operations in foreign countries. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. The forward exchange contracts are recorded at their fair value on the accompanying balance sheets and may be designated as cash flow hedges. If the forward exchange contracts are designated as cash flow hedges, changes in the fair value, to the extent that the hedge was effective, are recorded, net of tax, in “Other comprehensive income (loss),” until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, was recorded currently in the statement of operations. If the forward exchange contracts are not cash flow hedges, changes in their estimated fair value are reported as “Other income (expense)” in the statement of operations (note 15).

The Company is also exposed to interest rate fluctuations relating to its floating rate long-term debt. To manage this interest rate risk, the Company enters into interest rate swap agreements. The interest rate swap agreements are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in “Other comprehensive income (loss),” until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of operations (note 15).

The Company also enters into interest rate cap contracts to manage interest rate risk relating to its floating rate long-term debt. These contracts are not cash flow hedges and, accordingly, changes in their estimated fair value are reported as “Other income (expense)” in the statement of operations.

The Company has certain nonrecourse debt relating to its purchased accounts receivable operations that contain embedded derivative instruments. The embedded derivatives are not cash flow hedges and, accordingly, changes in their estimated fair value are reported as “Interest expense” in the statement of operations. The embedded derivatives are included in “Long-term debt” on the balance sheet because they are not separable from the notes payable and they have the same counterparty (note 11).

Allowance for Doubtful Accounts:

Allowances for doubtful accounts are determined based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider factors such as a customer’s ability to meet and sustain their financial commitments, a customer’s current financial condition and historical payment patterns. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, in addition to any contractual rights that allow us to reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.     Accounting Policies (continued):

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The application of SFAS No. 141, “Business Combinations” requires the measurement of fair values of purchased assets and liabilities of an acquired entity. In connection with the Transaction, and other business combinations accounted for as a purchase, management makes additional estimates and assumptions in determining fair value that affect amounts reported in the financial statements and accompanying notes. The more significant financial statement items for which estimates and assumptions may be made include intangible assets, purchased accounts receivable, and nonrecourse debt.

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio, both in the case of any increases in expected cash flows, or to compute impairment or allowances in the case of decreases in expected cash flows. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each portfolio, or aggregated portfolios, to projected collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its reasonable best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (note 6).

Reclassifications:

Certain amounts in the consolidated balance sheet at December 31, 2007 have been reclassified for comparative purposes.

3.     Restructuring Charges:

In September 2005, the Company recorded restructuring charges related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at December 31, 2008 and 2007 was $1.7 million and $3.3 million, respectively, which all related to lease costs. The Company expects to pay the remaining balance through 2011.

In conjunction with the acquisitions of OSI and SST (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded restructuring charges of $11.6 million during the year ended December 31, 2008. These charges primarily related to the elimination of certain redundant facilities and severance costs. The balance of liabilities outstanding at December 31, 2008 was $7.3 million. The company currently expects to pay this remaining balance through 2013.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

3.     Restructuring Charges (continued):

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2007	$3,259	$—	$3,259
Accruals	6,474	5,126	11,600
Cash payments	(2,858)	(2,795)	(5,653)
Property and equipment write-offs	(197)	—	(197)
Balance at December 31, 2008	$6,678	$2,331	$9,009

In connection with the Transaction, the Company recorded liabilities of $8.6 million in purchase accounting, for an exit plan the Company began to formulate prior to the Transaction date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2009:

	Leases	Severance	Total
Balance at December 31, 2007	$4,376	$971	$5,347
Cash payments	(3,954)	(682)	(4,636)
Leasehold improvement write-offs	(418)	—	(418)
Balance at December 31, 2008	$4	$289	$293

4.     Business Combinations:

On February 29, 2008, the Company acquired OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $339.0 million, subject to certain post-closing adjustments. The purchase price was financed in part by the issuance of 802,262 shares of the Company’s Series A 14% PIK Preferred Stock, 37,738 shares of Class L common stock and 1,012,262 shares of Class A common stock. The remainder of the purchase price was financed by borrowings of $139.0 million under the Company’s amended senior credit facility (note 11).  The Company allocated $117.0 million of the purchase price to customer relationships, $3.4 million to trade names, $634,000 to non-compete agreements, and recorded goodwill of $213.8 million, which is non-deductible for tax purposes, in the ARM segment. As a result of the acquisition of OSI, the Company expects to expand its current customer base and strengthen its relationships with certain existing customers, expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.     Business Combinations (continued):

The following is an allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$339,011
Transaction costs	8,247
Cash	(26,069)
Accounts receivable	(51,707)
Purchased accounts receivable	(3,630)
Customer relationships	(117,000)
Trade name	(3,400)
Non-compete agreements	(634)
Property and equipment	(18,297)
Other assets	(30,017)
Current net deferred tax assets	(9,569)
Long-term net deferred tax liabilities	14,081
Deferred revenue	45,439
Accrued expenses and other liabilities	51,976
Accrued restructuring costs	15,323

Goodwill	$213,754

In connection with the OSI acquisition, the Company recorded liabilities of $15.3 million in purchase accounting, for an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to facilities leases, severance and other costs. The following presents the activity in the preliminary accruals recorded for restructuring related expenses (amounts in thousands); the Company expects to pay the remaining balance through 2012:

	Leases	Severance	Total
Accruals	$6,268	$9,055	$15,323
Cash payments	(2,062)	(7,856)	(9,918)
Balance at December 31, 2008	$4,206	$1,199	$5,405

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer, for $13.4 million, subject to certain post-closing adjustments. The purchase price consisted of a cash payment of $8.1 million and the issuance of 22,484 shares of the Company’s Series A 14% PIK Preferred Stock. As described in note 2, since the Company and SST were under common control by JPM at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. The $13.4 million of consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired was treated as dividends to JPM. In February 2009, the Company paid an additional $4.3 million, consisting of 7,400 shares of Series A 14% PIK Preferred Stock and $2.6 million in cash, to JPM in accordance with post closing adjustments. In “as-if pooling-of-interests” accounting, financial statements of the previously separate companies for periods under common control prior to the combination are restated on a combined basis to furnish comparative information. At December 31, 2007, SST added $49.4 million of total assets. For the year ended December 31, 2007, SST added revenue and net loss of $70.0 million and $4.3 million, respectively. For the period from July 13, 2006 through December 31, 2006, SST added revenue and net loss of $6.1 million and $69.5 million, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.     Business Combinations (continued):

The following summarizes the unaudited pro forma results of operations, assuming the OSI acquisition described above occurred as of the beginning of the respective periods, including the combination of SST’s historical results. The unaudited pro forma information is provided for information purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

	For the year ended December 31,
	2008	2007
Revenue	$1,584,526	$1,697,179
Net loss	(342,445)	(43,155)

During the year ended December 31, 2008, the Company acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $9.3 million, including an accrual for $886,000 for estimated earnout payments, resulting in customer relationships of $1.2 million and goodwill of approximately $8.1 million. In addition, during the year ended December 31, 2008, the Company paid $6.2 million for earnout payments related to prior acquisitions.

On December 18, 2006, the Company acquired the assets of Star Contact (BVI) Ltd. and Call Center-Telemarketing Pro-Panama, S.A. (together “Star Contact”), a provider of outsourced, multi-lingual contact center and customer care services based in Panama City, Panama, for $36.2 million. The acquisition agreement contains a provision for annual earnout payments to be made to the seller, for each of the two years following the acquisition, provided that certain performance measures are met as of the end of each of the two years. During the year ended December 31, 2007, the Company recorded $15.0 million of additional purchase price for the first annual earnout payment, which was paid during 2008.  For the year ended December 31, 2008, the performance measures were not met, therefore, no earnout payment is due to the seller.

5.     Fair Value Measurement:

SFAS 157 requires enhanced disclosures about assets and liabilities carried at fair value. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when measuring fair value of its assets and liabilities. In accordance with SFAS 157, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (“Level 1”), market corroborated (“Level 2”), or generally unobservable (“Level 3”). The significant majority of the fair value amounts included in the Company’s current period earnings resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments (the “market approach”). The Company applied an income approach to amounts included in its current period earnings resulting from Level 3 fair value methodologies.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.     Fair Value Measurement (continued):

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	At fair value as of December 31, 2008
	(amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Forward exchange contracts	$—	$923	$—	$923
Interest rate caps	—	1	—	1

Liabilities:
Interest rate swaps	—	13,180	—	13,180
Forward exchange contracts	—	11,360	—	11,360
Embedded derivatives	—	—	3,742	3,742

Net liabilities	$—	$23,616	$3,742	$27,358

Derivatives include interest rate swaps and foreign currency forward exchange contracts. To value these derivatives, the Company obtains broker quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently values its interest rate swaps, and validates the relevant exchange rates of its forward exchange contracts.

The contingent payment provision embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable are embedded derivatives. The Company values these embedded derivatives using similar current period purchased accounts receivable portfolio purchases’ underlying yields and cash flow changes.  Inputs used to value these embedded derivatives are considered Level 3 measurements since they are unobservable. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations.

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

Balance at December 31, 2007	$9,647
Accrued interest additions	1,710
Interest payments	(3,107)
Change in fair value	(4,508)
Balance at December 31, 2008	$3,742

For purposes of valuation adjustments to its interest rate swap and foreign currency exchange derivative positions under SFAS 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustment to record. For the year ended December 31, 2008, the Company recorded $2.9 million in “other income (expense)” for these valuation adjustments.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.       Purchased Accounts Receivable:

Portfolio Management and the U.K. and Australian divisions of ARM purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of December 31, 2008, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $181.4 million and $4.3 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $52.4 billion and $47.2 billion at December 31, 2008 and 2007, respectively.

The following summarizes the change in purchased accounts receivable (amounts in thousands):

	Successor			Predecessor
			Period from	Period from
			July 13	January 1
	For the year ended		through	through
	December 31,		December 31,	November 15,
	2008	2007	2006	2006

Balance at beginning of period	$245,585	$244,100	$—	$237,807
Purchases:
Cash purchases	126,547	125,283	29,709	81,839
Portfolios acquired in business combinations	3,630	—	230,399	—
Noncash purchases (note 17)	—	—	—	1,025
Collections	(205,024)	(232,316)	(26,850)	(220,586)
Revenue recognized	115,699	155,088	13,273	149,612
Proceeds from portfolio sales and resales applied to carrying value	(1,755)	(23,068)	(2,801)	(7,794)
Allowance for impairment	(98,892)	(24,962)	—	(7,909)
Other	(131)	1,460	370	413
Balance at end of period	$185,659	$245,585	$244,100	$234,407

Purchased accounts receivable, current portion	$70,006	$72,617
Purchased accounts receivable, net of current portion	115,653	172,968
	$185,659	$245,585

In the ordinary course of purchasing portfolios of accounts receivable, the Company may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the year ended December 31, 2008, there were no proceeds from portfolio resales. For the year ended December 31, 2007, proceeds from portfolio resales were $7.3 million. Proceeds from portfolio resales were $5.0 million for the period from January 1, 2006 through November 15, 2006, and $1.4 million for the period from July 13, 2006 through December 31, 2006.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.       Purchased Accounts Receivable (continued):

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. The following summarizes sales proceeds, carrying value and revenue recorded (amounts in thousands):

	Successor			Predecessor
			Period from	Period from
			July 13	January 1
	For the year ended		Through	Through
	December 31,		December 31,	November 15,
	2008	2007	2006	2006
Proceeds from sales	$4,757	$36,876	$1,385	$25,584
Less carrying value	1,755	15,783	1,385	2,827
Portfolio sales revenue	$3,002	$21,093	$—	$22,757

For the period from July 13, 2006 through December 31, 2006, no revenue was recorded since these assets were carried at their fair market value as of the date of the Transaction.

The following presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	Successor			Predecessor
			Period from	Period from
			July 13	January 1
	For the year ended		through	through
	December 31,		December 31,	November 15,
	2008	2007	2006	2006
Balance at beginning of period	$24,962	$—	$—	$1,192
Additions	99,593	25,422	—	8,492
Recoveries	(701)	(460)	—	(598)
Other	(50)	—	—	15
Balance at end of period	$123,804	$24,962	$—	$9,101

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	Successor			Predecessor
			Period from	Period from
			July 13	January 1
	For the year ended		through	through
	December 31,		December 31,	November 15,
	2008	2007	2006	2006
Balance at beginning of period	$366,584	$465,451	$—	$288,935
Additions	125,750	105,490	478,724	106,145
Revenue recognized	(115,699)	(155,088)	(13,273)	(149,612)
Reclassifications (to) from nonaccretable difference	(210,824)	(49,109)	—	16,953
Foreign currency translation adjustment	1,600	(160)	—	261
Balance at end of period	$167,411	$366,584	$465,451	$262,682

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.       Purchased Accounts Receivable (continued):

During the years ended December 31, 2008 and 2007, the Company purchased accounts receivable for a cost of $126.5 million and $125.3 million, respectively, that had contractually required payments receivable at the date of acquisition of $4.3 billion and $5.9 billion, respectively, and expected cash flows at the date of acquisition of $248.7 million and $229.7 million, respectively. The Company purchased accounts receivable for a cost of $81.8 million and $260.1 million, that had contractually required payments receivable at the date of acquisition of $3.1 billion and $41.8 billion, and expected cash flows at the date of acquisition of $187.6 million and $736.4 million, for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively.

7.       Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $77.1 million and $70.5 million at December 31, 2008 and 2007, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.       Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

	Estimated Useful Life	December 31, 2008	December 31, 2007
Land		$70	$70
Buildings	15 to 30 years	6,693	6,693
Computer equipment	5 years	111,960	94,239
Computer software	5 years	74,823	57,148
Leasehold improvements	5 to 15 years	41,798	39,817
Furniture and fixtures	5 to 10 years	23,848	21,329
Capital leases		5,456	—
		264,648	219,296
Less accumulated depreciation		(126,376)	(84,837)
		$138,272	$134,459

Accumulated depreciation includes $364,000 of accumulated amortization related to capital leases. During the years ended December 31, 2008 and 2007, the Company recorded depreciation expense of $56.2 million and $52.0 million, respectively. The Company recorded depreciation expense of $36.4 million and $6.2 million during the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively.

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018. The following represents the future minimum lease payments, by year and in the aggregate, under capital leases and the present value of net minimum lease payments as of December 31, 2008 (amounts in thousands):

2009	$681
2010	701
2011	722
2012	744
2013	766
Thereafter	3,615
Total minimum payments	7,229
Less interest	(2,557)
Present value of net minimum lease payments	$4,672

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.       Goodwill and Other Intangible Assets:

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. NCO trade name is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the trade name is reviewed at least annually for impairment. The Company’s reporting units are ARM, CRM and Portfolio Management.

Late in 2008, the Company’s ARM and Portfolio Management reporting units experienced a significant reduction in the collectability of both customer-placed and purchased accounts receivable resulting from deteriorating economic conditions. Due to the expected impact of the economic environment, the Company reduced its 2009 budgeted expectations for each of its reporting units. As a result, the Company’s 2008 annual impairment test for goodwill and trade name indicated that the carrying values of all of its reporting units exceeded their fair values. Fair values were determined by using a combination of the market approach and income approach. The Company’s fair value calculations were based on projected financial results that were prepared in connection with the Company’s annual budget and forecasting process that included the expected impact of the current economic environment. The fair value calculations were also based on other assumptions including long-term growth rates of 4 percent and weighted average cost of capital ranging from 13 percent to 14 percent.

As a result of the annual impairment testing, the Company recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million. The Company was not required to record any impairment charges based upon the annual impairment tests in 2007.

The following summarizes the changes in the Company’s reporting units’ goodwill (amounts in thousands):

	ARM	Portfolio Management	CRM	Total
Balance at December 31, 2007	$330,933	$155,693	$128,118	$614,744
Goodwill impairment	(73,205)	(155,693)	(46,597)	(275,495)
OSI acquisition	213,754	—	—	213,754
Other	11,367	—	247	11,614
Balance at December 31, 2008	$482,849	$—	$81,768	$564,617

In connection with the Transaction, the Company allocated $96.6 million of the purchase price to the fair value of the NCO name to its reporting units. The NCO trade name is an indefinite-lived intangible asset and therefore is not subject to amortization. At December 31, 2008, the balance of the NCO trade name was $82.6 million.

In connection with the OSI acquisition, the Company allocated $3.4 million of the purchase price to the fair value of certain trade names acquired in connection with the OSI acquisition, which are subject to amortization.  At December 31, 2008, accumulated amortization of the OSI trade names was $567,000.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.       Goodwill and Other Intangible Assets (continued):

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. The following represents the other intangible assets subject to amortization (amounts in thousands):

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$450,827	$119,409	$332,902	$55,547
Non-compete agreements	4,006	1,473	3,372	625
Total	$454,833	$120,882	$336,274	$56,172

During the year ended December 31, 2008 and 2007, the Company recorded amortization expense for these other intangible assets of $64.5 million and $50.3 million, respectively. The Company recorded amortization expense for other intangible assets of $10.3 million and $5.9 million during the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. The following represents the Company’s expected amortization expense for each of the next five years from these other intangible assets (amounts in thousands):

For the Years Ended	Estimated
December 31,	Amortization Expense
2009	$67,577
2010	66,437
2011	66,074
2012	61,895
2013	55,560

10.     Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

	December 31, 2008	December 31, 2007
Derivative instruments	$24,540	$3,686
Accrued rent and other related expense associated with the flood of the Fort Washington locations	11,100	11,111
Accrued interest	8,887	10,510
Book overdrafts	6,609	4,408
Accrued contract labor expenses	5,449	3,797
Restructuring costs	4,733	7,213
Accrued acquisition costs	5,201	3,108
Customer refundable fees	4,312	—
Accrued earnout payment	—	14,775
Other accrued expenses	57,643	35,543
	$128,474	$94,151

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2008	December 31, 2007
Senior term loan	$588,605	$460,350
Senior revolving credit facility	81,500	47,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	37,244	53,742
Capital leases	5,232	—
Other	1,495	1,604
Less current portion	(30,559)	(24,644)
	$1,048,517	$903,052

The following summarizes the Company’s required debt payments (amounts in thousands):

2009	$30,559
2010	16,683
2011	92,102
2012	6,789
2013	730,010
Thereafter	202,933
$1,079,076

Senior Credit Facility:

On November 15, 2006, the Company entered into a senior credit facility (“Credit Facility”) with a syndicate of financial institutions. The Credit Facility consisted of a $465.0 million term loan and a $100.0 million revolving credit facility. In connection with the OSI acquisition, in February 2008 the Company amended the Credit Facility to add $139.0 million to the term loan. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($18.3 million at December 31, 2008). As of December 31, 2008, the Company had $193,000 of remaining availability under the revolving credit facility.

All borrowings bear interest at a rate equal to either, at the option of the Company, (i) the higher of the prime rate (3.25 percent at December 31, 2008) or the federal funds rate (0.14 percent at December 31, 2008) (“Base Rate”) plus a margin of 1.50 percent to 2.00 percent in the case of the revolving credit facility and 3.00 percent to 3.25 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the agreement; or (ii) LIBOR (0.44 percent 30-day LIBOR at December 31, 2008) plus a margin of 2.50 percent to 3.00 percent in the case of the revolving credit facility, and 4.00 percent to 4.25 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. For the years ended December 31, 2008 and 2007, the effective interest rate on the Credit Facility was approximately 7.92 percent and approximately 8.17 percent, respectively. The Credit Facility also provides that the Company obtain interest rate protection for a period of three years in a notional amount not to be less than 50 percent of the aggregate principal amount of the term loan facility.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets.

As a result of the expected impact of the deteriorating economic conditions on the Company’s 2009 financial results, as well as financial covenant ratio adjustments required under the Credit Facility in 2009, the Company became uncertain of its ability to remain in compliance with the financial covenants through 2009. Therefore, on March 25, 2009, the Company amended the Credit Facility to, among other things: (i) adjust the financial covenants, including increasing maximum leverage ratios, decreasing minimum interest coverage ratios, and increasing maximum capital expenditure limitations; (ii) increase the margin applicable to Base Rate borrowings and LIBOR borrowings by 0.75 percent; (iii) create a minimum LIBOR of 2.50 percent; (iv) create a minimum Base Rate of LIBOR plus 1.00 percent; (v) increase the letter-of-credit subfacility to $30.0 million; (vi) permit the Company under certain circumstances to increase the size of its revolving credit facility by up to $50.0 million in the aggregate; and (vii) limit the Company’s ability to invest in purchased accounts receivable under certain circumstances. Following the amendment, and after giving effect to the repayment of certain amounts owed under the Credit Agreement with the proceeds of an equity sale (note 14), as of March 25, 2009 the balance outstanding on the term loan was $573.6 million and the balance outstanding on the revolving credit facility was $47.5 million. The Company had $35.0 million of remaining availability under the revolving credit facility as of March 25, 2009.

Senior Notes and Senior Subordinated Notes:

In connection with the Transaction, on November 15, 2006 the Company issued $165.0 million of floating rate senior notes due 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due 2014 (“Senior Subordinated Notes”) (collectively, “the Notes”). The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of the Company’s existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly. For the years ended December 31, 2008 and 2007, the effective interest rate on the Senior Notes was approximately 7.89 percent and approximately 10.31 percent, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued):

Senior Notes and Senior Subordinated Notes (continued):

The Senior Subordinated Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness, including the Senior Notes and borrowings under the Credit Facility. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after November 15, 2010 at varying redemption prices depending on the redemption date, plus accrued and unpaid interest. The Company also may redeem some or all of the Senior Subordinated Notes at any time prior to November 15, 2010, at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium. Finally, subject to certain conditions, the Company may redeem up to 35 percent of the aggregate principal amount of the Senior Subordinated Notes at any time prior to November 15, 2009 with the net proceeds of a sale of its capital stock at a redemption price equal to 100 percent of the principal amount of the respective Notes to be redeemed, plus accrued and unpaid interest and an additional premium.

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of December 31, 2008, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Nonrecourse Credit Facility:

The Company has a nonrecourse credit facility and an exclusivity agreement (collectively the “Nonrecourse Agreement”) that provides that all purchases of accounts receivable by the Company with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender will finance non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.44 percent 30-day LIBOR at December 31, 2008) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives under FAS 133. The Company may terminate the exclusivity agreement for a cost of $250,000 for each month remaining under the term of the agreement.

Borrowings under the Nonrecourse Agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. The Nonrecourse Agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the Nonrecourse Agreement, in addition to other remedies.

Total debt outstanding under this facility was $37.2 million and $53.7 million as of December 31, 2008 and 2007, respectively, which included $3.7 million and $9.6 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 10.0 percent and 17.7 percent for the years ended December 31, 2008 and 2007, respectively. The nonrecourse credit facility contains certain covenants such as meeting minimum cumulative collection targets. As of December 31, 2008, the Company was in compliance with all required covenants.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

The exclusivity agreement to the Nonrecourse Agreement expires on June 30, 2009. The Company has begun to discuss future lending facilities for the purchases of accounts receivable with its existing lender and other third-party lenders. Such future borrowings, if any, may reduce the Company’s use of available cash or borrowings under its revolving credit facility.

Capital leases:

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018.

12.  Operating Leases:

The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2009 and 2022, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more. The following future minimum payments have been reduced by minimum sublease rentals of $2.2 million, due in the future under noncancelable subleases, and do not include the leases from the Company’s former Fort Washington locations (note 19) (amounts in thousands).

2009	$59,109
2010	49,648
2011	38,998
2012	30,996
2013	24,003
Thereafter	43,027
$245,781

For the years ended December 31, 2008 and 2007, rent expense was $51.0 million and $39.3 million, respectively. Rent expense was $34.0 million and $5.2 million for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

13.  Income Taxes:

Income tax (benefit) expense consisted of the following components (amounts in thousands):

	Successor			Predecessor
			Period from	Period from
			July 13	January 1
	For the year ended		through	through
	December 31,		December 31,	November 15,
	2008	2007	2006	2006
Currently payable:
Federal	$—	$(415)	$446	$(228)
State	1,921	995	22	55
Foreign	2,976	1,678	65	1,385

Deferred:
Federal	(73,596)	(20,406)	(3,761)	11,553
State	(3,333)	1,723	(290)	858
Foreign	85	321	(4)	1,119
Income tax (benefit) expense	$(71,947)	$(16,104)	$(3,522)	$14,742

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued):

Deferred tax assets (liabilities) consisted of the following (amounts in thousands):

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryfowards	$102,891	$70,285
Deferred contractual revenue	14,029	750
Accrued acquisition costs	3,501	965
Tax credits	11,574	2,451
Accrued expenses	21,772	14,168
Total deferred tax assets	153,767	88,619
Valuation allowance	31,351	24,037
Net deferred tax assets	122,416	64,582

Deferred liabilities:
Intangible assets	129,295	122,562
Prepaid expenses	3,411	1,088
Purchased accounts receivable	14,017	38,959
Property, plant and equipment	8,842	12,097
Total deferred tax liabilities	155,565	174,706
Net deferred tax liabilities	$(33,149)	$(110,124)

The Company had a $72.0 million deferred tax asset for federal net operating loss carryforwards of $205.6 million at December 31, 2008, which are expiring through 2028. The Company had a $43.4 million deferred tax asset for federal net operating loss carryforwards of $124.0 million at December 31, 2007.

At December 31, 2008, approximately $108.1 million of the Company’s federal net operating loss carryforwards are subject to limitations as defined by Section 382 of the Internal Revenue Code. Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period.

The Company had a $1.3 million deferred tax asset for foreign net operating loss carryforwards of $4.9 million at December 31, 2008, which will not expire for ten or more years. The Company had $7.0 million of foreign net operating loss carryforwards at December 31, 2007.

The Company had deferred tax assets for state net operating loss carryforwards of $29.6 million and $24.6 million at December 31, 2008 and December 31, 2007, respectively.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. A valuation allowance of $31.4 million has been provided for a portion of deferred tax assets primarily relating to certain foreign and state net operating losses and state tax credits that, based on the Company’s assessment, its is more likely than not that such amounts will not be realized. This represents an increase of $7.3 million due to additional state and foreign net operating losses in 2008 and a valuation allowance related to the OSI acquisition, which was recorded as an adjustment to goodwill.

The deferred tax liability related to intangible assets arose primarily from the Transaction on November 15, 2006, as well as other subsequent acquisitions.

The portfolios of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular portfolio is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized ratably over the life of the portfolio. Deferred tax liabilities arise from deferrals created during the early stages of the portfolio. These deferrals reverse after the cost basis of the portfolio is recovered.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued):

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

	Successor			Predecessor
			Period from	Period from
			July 13	January 1
	For the year ended		through	through
	December 31,		December 31,	November 15,
	2008	2007	2006	2006
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal	0.5	(0.2)	0.2	1.6
Goodwill impairment	(17.4)	—	(30.8)	—
Impact of change in state laws, net of federal	—	(3.5)	—	—
Permanent items	(0.1)	0.2	—	0.5
Minority interest	(2.1)	3.7	—	—
Foreign	(0.2)	0.4	—	(0.4)
Other, net	1.1	0.1	—	0.5
Effective tax rate	16.8%	35.7%	4.4%	37.2%

Pre-tax income from operations included foreign subsidiary income of $7.1 million and $9.3 million for the years ended December 31, 2008 and 2007, respectively. Pre-tax income from operations included foreign subsidiary income of $7.6 million and $254,000 for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. The Company’s cumulative undistributed earnings of foreign subsidiaries of $38.4 million for the year ended December 31, 2008 are expected to be reinvested indefinitely, and accordingly no incremental U.S. or foreign withholding taxes have been recorded.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, financial statements should reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts.  FIN 48 requires application of a more likely than not threshold to the recognition of uncertain tax positions.  FIN 48 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FIN 48 represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. This interpretation also revises the disclosure requirements and was effective for the Company as of January 1, 2007.

On January 1, 2007, the Company adopted FIN 48, which did not have a material impact on the Company’s financial position or results of operations. As of December 31, 2008 and 2007, the Company had $8.3 million and $9.1 million in reserves for uncertain tax positions, including penalties that, if recognized, would affect the effective tax rate.

The Company recognizes interest related to uncertain tax positions in “Interest expense.” As of December 31, 2008 and 2007, the Company had $4.0 million and $4.1 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued):

The following is a roll forward of our gross unrecognized tax benefits under FIN 48 (amounts in thousands):

Balance at January 1, 2007	$9,752
Prior year positions:
Additions	1,572
Reductions	—
Current year positions:
Additions	28
Reductions	—
Settlements with tax authorities	(105)
Reductions due to statute lapse	(1,630)

Balance at January 1, 2008	9,617
Prior year positions:
Additions	1,407
Reductions	—
Change in exchange rates	(1,349)
Reductions due to statute lapse	(852)

Balance at December 31, 2008	$8,823

The Company is subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2008, the Company is no longer subject to federal income tax examinations for tax years prior to 2006. For most states and foreign countries where the Company conducts business, the Company is subject to examination for the preceding three to six years.  In certain states and foreign countries, the period could be longer.

Management believes that the Company has provided sufficient tax provisions for tax periods within the statutory period of limitations not previously audited and that are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by taxing jurisdictions. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. There can be no assurance, however, that the ultimate outcome of audits will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity:

The following summarizes the Company’s share activity (shares in thousands):

	Successor			Predecessor
		Class L	Class A
	Preferred	Common	Common	Common
Predecessor:
Balance, January 1, 2006				32,176
Stock-based compensation plans				240
Balance, November 15, 2006				32,416

Successor:
Capitalization of Company	1,220	364	1,616
Balance, December 31, 2006	1,220	364	1,616
Issuance of preferred stock dividends	188	—	—
Issuance of Class A common, net of cancelations	—	—	135
Issuance of restricted stock	—	—	71
Balance, December 31, 2007	1,408	364	1,822
Issuance of preferred stock	867	—	—
Issuance of preferred stock dividends	298	—	—
Issuance of Class L common, net of cancelations	—	37	—
Issuance of Class A common, net of cancelations	—	—	1,012
Issuance of restricted stock, net of cancelations	—	—	103
Balance, December 31, 2008	2,573	401	2,937

Capital Stock:

The Company is authorized to issue three classes of capital stock: Preferred Stock, par value $0.01 per share, Class L Common Stock, par value $0.01 per share (“Class L”) and Class A common stock, par value $0.01 per share (“Class A”). Shares of Class L, Class A and three series of Preferred Stock; Series A 14 percent PIK Preferred Stock (“Series A”), Series B-1 19 percent PIK Preferred Stock (“Series B-1”), and Series B-2 19 percent Preferred Stock (“Series B-2”), are issued and outstanding.

On December 8, 2008, the Company increased its authorized capital to the following amounts: 7,500,000 shares of Preferred Stock; 800,000 shares of Class L; and 4,500,000 shares of Class A. On December 9, 2008, the Company privately placed 40,746 shares of Series B-1 and 1,369 shares of Series B-2, for aggregate proceeds of $10.0 million.

Series A is entitled to a “paid-in-kind” dividend at an annual rate of 14 percent, Series B-1 is entitled to a  “paid-in-kind” dividend at an annual rate of 19 percent, Series B-2 is entitled to a yield at an annual rate of 19 percent and Class L is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31 and November 30 of each year. For the year ended December 31, 2008 and 2007, 298,297 and 188,290 shares of Series A were issued for the Series A “paid-in-kind” dividends, respectively. The yields for Series B-2 and Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of December 31, 2008, the accumulated yield for shares of Series B-2 and Class L was zero and $29.0 million, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued):

Capital Stock (continued):

On January 2, 2008, the Company issued 22,484 shares of Series A to JPM as partial consideration for the acquisition of SST. Due to the related party nature of the acquisition (note 4), the remaining consideration of $8.1 million was a deemed cash dividend payment.

In connection with the OSI acquisition, the Company privately placed 802,262 shares of Series A, 37,738 shares of Class L and 1,012,261 shares of Class A for aggregate proceeds of $210.0 million. The entire amount of the proceeds was used to acquire OSI.

On March 25, 2009, in connection with the amendment of the Company’s Credit Facility (note 11), the Company sold 147,447.3 shares of its Series B-1 Preferred Stock and 20,973.7 shares of its Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under the revolving credit facility.

Preferred Stock and Class L, in the aggregate, have a preference on distributions (excluding paid-in-kind dividends) allocated as follows: first to unpaid yield accruing on Class L or Series A and the unreturned value of Series A issued in a paid-in-kind dividend, and second to the unreturned initial investment in Class L, excluding the portion of such investment that is attributable to the right of Class L to share generally in distributions, and the unreturned initial investments in Series A. Once this preference has been paid in full, all remaining distributions are payable to Class L and Class A on a pro-rata basis.

Preferred Stock is not entitled to vote, and Class L and Class A vote together as a single class, with each share entitled to one vote. In addition, the Company may not enter into an agreement or consummate a transaction that would result in a change of control or an initial public offering without the consent of the holders of a majority of the then outstanding shares of Series A and Class L voting as a single class.

Stock-based Compensation:

Successor:

On November 15, 2006, the Company adopted the Collect Holdings, Inc. Restricted Share Plan and authorized grants of restricted shares of the Company to management. On March 28, 2008, the Board of Directors approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board of Directors to participate and (ii) to increase the number of shares authorized for issuance under that Plan to 336,666.7 shares (the “Restricted Share Plan”). The Restricted Share Plan is administered by the Compensation Committee of the Board of Directors, which approves the grants to employees recommended by the Company’s chief executive officer. Shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments over a period of four years, provided that the recipient remains employed by the Company. At December 31, 2008, an aggregate of 308,779 restricted shares of Class A common stock had been awarded and 27,888 shares of Class A common stock were available for future awards under the Restricted Share Plan. Compensation expense recognized related to the awards for the years ended December 31, 2008 and 2007 was $667,000 and $394,000, respectively. Compensation expense for the period from July 13, 2006 through December 31, 2006 was $49,000. At December 31, 2008, there was $2.0 million of unrecognized pre-tax compensation cost related to the non-vested restricted shares. The Company measures compensation expense based on the grant date fair value, and has elected to recognize this compensation expense on a straight-line basis over the weighted-average service period, which is expected to be four years.

Predecessor:

On November 15, 2006, in connection with the Transaction and in accordance with the terms of the equity awards, the vesting of all outstanding unvested options to purchase the Company’s stock and restricted stock units was accelerated, and the Company recorded compensation expense of approximately $5.1 million for the acceleration.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued):

Stock-based Compensation (continued):

Predecessor (continued):

The Company maintained stock option plans and an equity incentive plan for certain employees under which fixed price stock options were granted and the option price was generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the “NCO Option Plans”). Option terms were generally 10 years, with options generally becoming exercisable ratably over three years, or one year for outside directors, from the date of grant.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model that used the assumptions noted in the following table. Expected volatility was based on a blend of implied and historical volatility of the Company’s predecessor common stock. The Company used historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate was based on the U.S. Treasury yield curve in effect at the date of grant. The fair value of each predecessor common stock option granted was estimated using the following weighted-average assumptions:

Period from January 1 through November 15, 2006
Risk-free interest rate	4.5%
Expected life in years	5.4
Volatility factor	37.4%
Dividend yield	None

The following summarizes the activity of the NCO Option Plans (amounts in thousands, except per share amounts):

		Weighted
		Average
	Number of	Exercise Price
	Options	Per Share
Outstanding at January 1, 2006	4,387	23.65
Granted	294	17.27
Exercised	(3,617)	20.87
Forfeited	(904)	30.25
Expired	(37)	19.87
Outstanding at November 15, 2006	123	43.68
Forfeited	(116)	44.44
Outstanding at December 31, 2006	7	$30.05

As a result of the Transaction, effective as of November 16, 2006 all remaining outstanding stock options are only exercisable for $27.50 per share in cash (the Transaction purchase price per share). All of the stock options outstanding as of December 31, 2006, had an exercise price in excess of $27.50. Because these stock options were granted under the NCO Group, Inc. 1996 Stock Option Plan, the Company does not have the authority under that plan to cancel the remaining options. These options will expire according to their original terms unless previously exercised for $27.50 per share in cash.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued):

Stock-based Compensation (continued):

Predecessor (continued):

The weighted-average fair value at date of grant of a common stock option during the period from January 1, 2006 through November 15, 2006 was $7.20. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the period from January 1, 2006 through November 15, 2006 was $23.3 million. For the period from January 1, 2006 through November 15, 2006, the Company had $20.0 million of excess cash tax benefit that was not recorded as a financing cash inflow due to the existence of net operating loss carryforwards.

Cash received from option exercises under all share-based payment arrangements for the period from January 1, 2006 through November 15, 2006 was $3.9 million. The actual tax benefit recognized for the tax deductions from predecessor option exercises under all share-based payment arrangements for the period from January 1, 2006 through November 15, 2006 was $496,000.

The Company recognizes the cost of stock option grants to employees over the vesting period based on their fair values. Compensation expense recognized related to stock option awards for the period from January 1, 2006 through November 15, 2006 was $2.1 million, including $1.5 million for the acceleration of vesting in connection with the Transaction.

The Company maintained an equity incentive plan under which certain employees and directors (“Participant”) were granted restricted share unit awards in the Company’s common stock (the “Restricted Stock Plan”). Awards of restricted share units were valued by reference to shares of common stock that entitled a Participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vested over multiple cliff vesting periods and/or based on meeting performance-based targets, and did not have voting rights. The following summarizes the activity of the Restricted Stock Plan for the period from January 1, 2006 through November 15, 2006 (amounts in thousands, except per share amounts):

	Number of	Weighted
	Non-vested	Average
	Share Unit	Grant Date
	Awards	Fair Value
Unvested awards at January 1, 2006	278	$21.34
Granted	17	25.69
Awards vested	(295)	21.59
Unvested awards at November 15, 2006	—	$—

Compensation expense recognized related to restricted share unit awards for the period from January 1, 2006 through November 15, 2006 was $5.0 million, including $3.6 million for the acceleration of vesting in connection with the Transaction

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

15.  Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 995.0 million Philippine pesos and 125.0 million Canadian dollars outstanding at December 31, 2008, which mature throughout 2009. The impact of the settlement of the Company’s foreign exchange cash flow hedges was recorded in payroll and related expenses, selling, general and administrative expenses and other income (expense) in the statement of operations. Effective October 1, 2008, none of the forward exchange contracts were accounted for as cash flow hedges and, accordingly, $2.4 million of unrealized losses, previously included in “Other comprehensive income (loss)” were reclassified into earnings during the fourth quarter as the forecasted transactions settled, and were recorded in “other income (expense)” in the statement of operations. For the year ended December 31, 2008, the Company recorded losses of $12.8 million in “other income (expense)” for the changes in the fair market value of the forward exchange contracts. At December 31, 2008, the fair market value of all outstanding forward exchange contracts was a net liability of $10.5 million, $11.4 million of which was included in accrued expenses and $923,000 of which was included in other current assets. At December 31, 2007, the fair market value of all outstanding forward exchange contracts was a net asset of $51,000, $423,000 of which was included in other current assets and $372,000 of which was included in accrued expenses.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps are designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $356.5 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 percent to 4.89 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. As of December 31, 2008 and 2007, the fair market value of the interest rate swaps was a liability of $13.2 million and $3.3 million, respectively, which was included in accrued expenses.

The following presents the Company’s unrealized and realized gains (losses) relating to cash flow hedges (amounts in thousands):

	For the years ended
	December 31,
	2008	2007
Unrealized net gains (losses)	$(21,698)	$3,634
Realized net gains (losses) reclassified into earnings	11,847	(4,731)
Total	$(9,851)	$(1,097)

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. At December 31, 2008 and 2007, the estimated fair value of the embedded derivative was $3.7 million and $9.6 million, respectively. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations. During the years ended December 31, 2008 and 2007, interest expense was reduced by $4.5 million and increased by $71,000, respectively, to reflect decreases and increases, respectively, in the fair value of the embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $517.7 million at December 31, 2008, with a weighted average LIBOR cap rate of 4.00 to 6.00 percent, depending on the agreement. The interest rate caps are not designated as cash flow hedges, and, accordingly, changes in fair market value, if any, are recorded in other income (expense) in the statement of operations. As of December 31, 2008, the fair market value of all outstanding interest rate caps was $1,000, which was included in other current assets.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

16.  Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents, Trade Accounts Receivable, and Accounts Payable:

The carrying amount reported in the balance sheets approximates fair value because of the short maturity of these instruments.

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2008 and 2007.

Notes Receivable:

The Company had notes receivable of $8.4 million and $8.6 million as of December 31, 2008 and 2007, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at December 31, 2008 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$588,605	$526,123
Senior revolving credit facility	81,500	75,273
Senior subordinated notes	200,000	100,000
Senior notes	165,000	82,500
Nonrecourse credit facility	37,244	37,244

The fair values of the Company’s senior term loan and senior revolving credit facility are based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s Senior Notes and Senior Subordinated Notes are based on their trading prices at December 31, 2008.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

17.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	Successor			Predecessor
			Period from	Period from
			July 13	January 1
	For the year ended		through	through
	December 31,		December 31,	November 15,
	2008	2007	2006	2006

Cash paid for interest	$99,265	$94,971	$6,978	$26,806
Cash paid for income taxes	4,276	3,325	5,816	2,209
Noncash investing and financing activities:
Fair value of assets acquired	139,489	6,317	1,657,361	4,911
Liabilities assumed from acquisitions	127,928	966	399,630	1,615
Capital leases	5,456	—	—	—
Estimated earnout payment for acquisitions	—	14,775	—	—
General and admin. expenses paid by SST parent	—	4,781	328	—
SST parent forgiveness of debt, net	—	4,690	—	—
Nonrecourse borrowings to purchase accounts receivable	—	—	—	1,025
Adjustment to acquired assets and liabilities	(62)	(3,508)	—	7,465
Disposal of fixed assets	13	916	—	1,336

18.  Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, (the “Plan”), for its U.S. employees. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first six percent of an employee’s contribution. The Company also has similar type plans for its international employees. The charges to operations for the matching contributions were $3.3 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively. The charges to operations for the matching contributions were $1.1 million and $297,000 for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively.

The Company has a deferred compensation plan, (the “Deferred Compensation Plan”), to permit eligible employees of the Company to defer receipt and taxation of their compensation from the Company each year up to the limit in effect under Section 402(g) of the Internal Revenue Code, less amounts contributed to the Deferred Compensation Plan. The Company, at its discretion, may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by the Company are eligible to participate in the Deferred Compensation Plan. At December 31, 2008, the Company had a liability of $687,000 related to the Deferred Compensation Plan.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India, and other vendors that require minimum purchase commitments. These agreements expire between 2009 and 2011. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2009	$33,867
2010	30,026
2011	15,156

$79,049

The Company incurred $52.6 million and $60.6 million of expense in connection with these purchase commitments for the years ended December 31, 2008 and 2007, respectively. The Company incurred $52.1 million and $6.7 million of expense in connection with these purchase commitments for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire between February 2009 and August 2012, and the terms of the agreements vary; some may be terminated by the seller with either 30, 60 or 90 day written notice. The following represents the estimated future forward-flow commitments by year (amounts in thousands):

2009	$28,966
2010	12,499
2011	2,880
2012	900

$45,245

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Fort Washington Flood:

In June 2001, the first floor of the Company’s Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. The Company subsequently decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit on August 14, 2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and plans to continue to contest this matter.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.  Commitments and Contingencies (continued):

Litigation and Investigations (continued):

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter the Company reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. The Company does not agree with the allegations regarding damages and has and will continue to engage in discussions with the Department of Justice in an effort to amicably resolve the matter. The Company expects that actual damages incurred as a result of this incident, if any, will be covered by insurance.

Tax Matters:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $13.9 million including interest and penalties, converted as of December 31, 2008 ($14.6 million converted as of December 31, 2006), and in December 2006 the Company paid a deposit of $8.5 million. The Company maintains a reserve and believes it is adequate to address its exposure to this matter.

The Company is under audit by the State of Texas for alleged improper collection of state sales tax on collection services. Under Texas law, both client and debtor need to be within the state to create a taxable transaction. The State of Texas issued an initial assessment, which was subsequently reduced to approximately $3.5 million after working with its clients, and was paid in March 2008.

Attorneys General:

From time to time, the Company receives subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to its Company’s debt collection practices in such states. The Company responds to such inquires or investigations and provide certain information to the respective Attorneys General offices. The Company believes its in compliance with the laws of the states in which it does business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of its ability to conduct business in such states.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.  Segment Reporting:

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in the United States, Canada, the United Kingdom, Australia and Latin America through offices in the United States, Canada, the Philippines, Latin America and the Caribbean. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. For the years ended December 31, 2008, 2007 and 2006, ARM received $1.0 billion, $724.1 million and $693.4 million, respectively, of revenue from U.S. customers, $46.8 million, $43.4 million and $36.0 million, respectively, of revenue from Canadian customers, $25.8 million, $24.3 million and $25.5 million, respectively, of revenue from U.K. customers and $19.2 million and $14.7 million and $3.5 million, respectively, of revenue from Australian customers. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded revenue of $82.8 million and $109.1 million from these services for the years ended December 31, 2008 and 2007. ARM recorded revenue of $101.8 million and $12.0 million for these services for the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, respectively. Included in ARM’s intercompany revenue for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $12.8 million and $10.3 million, respectively, of commissions from the sale of portfolios by Portfolio Management.

The CRM division provides customer relationship management services to clients in the United States, Canada and Latin America through offices in the United States, Canada, the Philippines, Panama and Barbados. For the years ended December 31, 2008, 2007 and 2006, CRM received $351.7 million, $311.0 million and $238.5 million, respectively, from U.S. customers and $8.0 million, $16.6 million and $12.7 million, respectively, from Canadian customers. For the years ended December 31, 2008 and 2007, CRM received $1.4 million and $951,000, respectively, from Panama customers. In November 2006, CRM began providing certain services to ARM. CRM recorded revenue of $2.9 million and $532,000 for these services for the years ended December 31, 2008 and 2007, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.  Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general and administrative expenses, restructuring charges, income from operations before depreciation and amortization (including impairment of intangible assets), total assets, net of any intercompany balances and capital expenditures for each segment.

	Successor
	For the Year Ended December 31, 2008 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenue	$1,219,348	$361,096	$18,389	$(85,692)	$1,513,141
Payroll and related expenses	583,658	256,895	7,822	(2,894)	845,481
Selling, general and admin. expenses	496,881	61,723	86,533	(82,798)	562,339
Restructuring charges	7,631	3,969	—	—	11,600

Income from operations before depreciation and amortization	$131,178	$38,509	$(75,966)	$—	$93,721

Total assets, net of intercompany balances	$1,220,399	$283,328	$197,912	$—	$1,701,639
Capital expenditures	$24,134	$19,262	$—	$—	$43,396

	Successor
	For the Year Ended December 31, 2007 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenue	$915,603	$328,560	$150,909	$(109,642)	$1,285,430
Payroll and related expenses	426,177	246,655	7,651	(532)	679,951
Selling, general and admin. expenses	401,249	54,323	112,708	(109,110)	459,170

Income from operations before depreciation and amortization	$88,177	$27,582	$30,550	$—	$146,309

Total assets, net of intercompany balances	$913,711	$340,893	$423,395	$—	$1,677,999
Capital expenditures	$16,226	$9,813	$2	$—	$26,041

	Successor
	For the period from July 13 through December 31, 2006 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenue	$109,989	$35,213	$13,489	$(12,326)	$146,365
Payroll and related expenses	50,351	28,167	1,001	(354)	79,165
Selling, general and admin. expenses	44,612	5,576	11,906	(11,972)	50,122

Income from operations before depreciation and amortization	$15,026	$1,470	$582	$—	$17,078

Total assets, net of intercompany balances	$980,738	$287,750	$424,185	$—	$1,692,673
Capital expenditures	$2,266	$202	$—	$—	$2,468

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.  Segment Reporting (continued):

	Predecessor
	For the period from January 1 through November 15, 2006 (amounts in thousands)
	ARM	CRM	Portfolio Management	Eliminations	Total

Revenue	$762,141	$215,949	$173,474	$(101,763)	$1,049,801
Payroll and related expenses	371,384	175,401	7,107	(9)	553,883
Selling, general and admin. expenses	326,636	39,148	111,120	(101,754)	375,150
Restructuring charges	12,297	468	—	—	12,765

Income from operations before depreciation and amortization	$51,824	$932	$55,247	$—	$108,003

Capital expenditures	$28,870	$11,925	$—	$—	$40,795

21.  Related Party Transactions:

From January 1, 2006 through November 15, 2006, the compensation of Michael J. Barrist, President, and Chief Executive Officer of NCO, included the personal use by Mr. Barrist of 25 hours per year of an aircraft partly owned by the Company. Mr. Barrist reimbursed the Company for his personal use of the aircraft in excess of 25 hours. For the period from January 1, 2006 through November 15, 2006, Mr. Barrist reimbursed the Company $203,000. Under Mr. Barrist’s new employment agreement, which was effective November 15, 2006, Mr. Barrist is entitled to 150 hours per year on the aircraft for both business and personal use, as determined by Mr. Barrist in his discretion.

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JP Morgan Chase & Co. (“JPM”), and JPM is a client of the Company. For the years ended December 31, 2008 and 2007, the Company received fees for providing services to JPM of $14.8 million and $10.0 million, respectively. For the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, the Company received fees for providing services to JPM of $5.9 million and $965,000, respectively. At December 31, 2008 and 2007, the Company had accounts receivable of $9,000 and $138,000, respectively, due from JPM. Additionally, affiliates of Citigroup are co-investors of the Company, and Citigroup is a client of the Company. For the years ended December 31, 2008 and 2007, the Company received fees for providing services to Citigroup of $69.5 million and $33.5 million, respectively. For the periods from January 1, 2006 through November 15, 2006 and July 13, 2006 through December 31, 2006, the Company received fees for providing services to Citigroup of $28.5 million and $3.9 million, respectively.  At December 31, 2008 and 2007, the Company had accounts receivable of $3.3 million and $1.9 million, respectively, due from Citigroup.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.  Recently Issued and Proposed Accounting Pronouncements:

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). While SFAS 141(R) retains the fundamental requirements of SFAS 141 to use the purchase method for acquisitions, it broadens the scope to apply this method to all transactions in which one entity obtains control over one or more other businesses. Among other things, SFAS 141(R) requires that acquired businesses be recognized at their fair values at the date of acquisition, acquisition-related costs to be recognized separately from the acquisition, contingent assets and liabilities to be recognized at fair value at the date of acquisition and restructuring costs of the acquirer to be recognized separately from the acquisition. SFAS 141 (R) is effective for the Company on January 1, 2009. The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 141(R).

FASB Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”:

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). This statement establishes accounting and reporting standards that require a noncontrolling interest, or minority interest, in a subsidiary to be presented in the equity section of the consolidated balance sheet, net income attributable to the parent and to the noncontrolling interest to be presented on the consolidated statement of income and sufficient disclosures to clearly distinguish between the interests of the parent and the noncontrolling interest, among other requirements. SFAS 160 is effective for the Company on January 1, 2009. The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 160.

FASB Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” referred to as SFAS 161. This statement requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The Company is currently reviewing the standard to assess the impact of the adoption of SFAS 161.

FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”:

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company on January 1, 2009. The Company is currently reviewing FSP 142-3 to assess the impact of adoption.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

23.  Allowance for Doubtful Accounts:

The following table presents the activity in the allowance for doubtful accounts (amounts in thousands):

		Additions
	Balance at	Charged to	Charged		Balance at
	beginning	costs and	to other		end of
	of year	expenses	accounts	Deductions(1)	year
Successor:
Year ended December 31, 2008:
Allowance for doubtful accounts	$3,137	$3,030	$3,786	$(4,945)	$5,008

Year ended December 31, 2007:
Allowance for doubtful accounts	$—	$4,806	$—	$(1,669)	$3,137

Period from July 13, 2006 through December 31, 2006:
Allowance for doubtful accounts	$—	$—	$—	$—	$—

Predecessor:
Period from January 1, 2006 through November 15, 2006:
Allowance for doubtful accounts	$8,079	$3,931	$—	$(2,555)	$9,455

(1)    Uncollectible accounts written off, net of recoveries.

24.  Subsidiary Guarantor Financial Information:

The Notes are fully and unconditionally guaranteed, jointly and severally, by certain domestic wholly owned subsidiaries of the Company (collectively, the “Guarantors”). Non-guarantors consist of all non-domestic subsidiaries, certain subsidiaries engaged in financing the purchase of delinquent accounts receivable portfolios, portfolio joint ventures (which are engaged in portfolio financing transactions) and certain immaterial subsidiaries (collectively, the “Non-Guarantors”). The following tables present the consolidating financial information for the Company (Parent), the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated.

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$15,334	$14,546	$—	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts	—	210,520	8,129	—	218,649
Purchased accounts receivable, current portion	—	19,191	50,815	—	70,006
Deferred income taxes	4,057	29,908	251	—	34,216
Prepaid expenses and other current assets	2,027	51,082	13,486	—	66,595
Total current assets	6,084	326,035	87,227	—	419,346

Property and equipment, net	—	101,453	36,819	—	138,272

Other assets:
Goodwill	—	500,272	64,345	—	564,617
Trade name	—	82,619	2,847	—	85,466
Customer relationships and other intangible assets, net of accumulated amortization	—	311,056	22,895	—	333,951
Purchased accounts receivable, net of current portion	—	46,401	69,252	—	115,653
Investment in subsidiaries	828,883	24,771	—	(853,654)	—
Other assets	15,002	51,715	(22,383)	—	44,334
Total other assets	843,885	1,016,834	136,956	(853,654)	1,144,021
Total assets	$849,969	$1,444,322	$261,002	$(853,654)	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$594	$23,911	$—	$30,559
Intercompany (receivable) loan	(30,025)	10,812	98,188	(78,975)	—
Income taxes payable	—	—	3,543	—	3,543
Accounts payable	—	26,927	(8,901)	—	18,026
Accrued expenses	30,440	89,444	8,590	—	128,474
Accrued compensation and related expenses	—	34,173	12,293	—	46,466
Deferred revenue, current portion	—	40,392	339	—	40,731
Total current liabilities	6,469	202,342	137,963	(78,975)	267,799

Long-term liabilities:
Long-term debt, net of current portion	644,646	389,902	13,969	—	1,048,517
Deferred income taxes	(63,432)	119,135	11,662	—	67,365
Other long-term liabilities	1,300	22,212	10,657	—	34,169

Minority interest	—	—	22,803	—	22,803

Stockholders’ equity	260,986	710,731	63,948	(774,679)	260,986
Total liabilities and stockholders’ equity	$849,969	$1,444,322	$261,002	$(853,654)	$1,701,639

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$17,755	$13,528	$—	$31,283
Accounts receivable, trade, net of allowance for doubtful accounts	—	162,030	21,414	—	183,444
Purchased accounts receivable, current portion	—	7,899	64,718	—	72,617
Deferred income taxes	430	15,988	(139)	—	16,279
Prepaid expenses and other current assets	1,830	21,402	9,512	—	32,744
Total current assets	2,260	225,074	109,033	—	336,367

Property and equipment, net	—	88,579	45,880	—	134,459

Other assets:
Goodwill	—	545,543	69,201	—	614,744
Trade name	—	93,766	2,847	—	96,613
Customer relationships and other intangible assets, net of accumulated amortization	—	250,247	29,855	—	280,102
Purchased accounts receivable, net of current portion	—	18,038	154,930	—	172,968
Deferred income taxes	—	—	—	—	—
Investment in subsidiaries	802,824	89,557	—	(892,381)	—
Other assets	17,303	23,543	1,900	—	42,746
Total other assets	820,127	1,020,694	258,733	(892,381)	1,207,173
Total assets	$822,387	$1,334,347	$413,646	$(892,381)	$1,677,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$9,341	$209	$15,094	$—	$24,644
Intercompany (receivable) loan	(188,345)	91,563	96,782	—	—
Income taxes payable	—	—	—	—	—
Accounts payable	750	16,349	4,358	—	21,457
Accrued expenses	9,566	63,082	21,503	—	94,151
Accrued compensation and related expenses	—	18,269	13,948	—	32,217
Deferred revenue, current portion	—	1,427	—	—	1,427
Total current liabilities	(168,688)	190,899	151,685	—	173,896

Long-term liabilities:
Long-term debt, net of current portion	627,604	236,096	39,352	—	903,052
Deferred income taxes	(45,193)	141,178	30,418	—	126,403
Other long-term liabilities	619	4,881	12,155	—	17,655

Minority interest	—	—	48,948	—	48,948

Stockholders’ equity	408,045	761,293	131,088	(892,381)	408,045
Total liabilities and stockholders’ equity	$822,387	$1,334,347	$413,646	$(892,381)	$1,677,999

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,487,221	$345,298	$(340,409)	$1,492,110
Portfolio	—	20,994	(2,965)	—	18,029
Portfolio sales	—	563	2,439	—	3,002
Total revenues	—	1,508,778	344,772	(340,409)	1,513,141

Operating costs and expenses:
Payroll and related expenses	15	868,516	222,085	(245,135)	845,481
Selling, general and administrative expenses	4,200	517,128	136,285	(95,274)	562,339
Depreciation and amortization expense	—	92,176	29,148	—	121,324
Impairment of intangible assets	—	268,908	20,584	—	289,492
Restructuring charges	—	6,050	5,550	—	11,600
Total operating costs and expenses	4,215	1,752,778	413,652	(340,409)	1,830,236
(Loss) income from operations	(4,215)	(244,000)	(68,880)	—	(317,095)

Other income (expense):
Interest and investment income	(10,396)	11,848	(361)	—	1,091
Interest expense	(65,080)	(29,183)	(568)	—	(94,831)
Interest (expense) income to affiliate	(2,660)	9,239	(6,579)	—	—
Subsidiary income	(281,167)	(49,538)	—	330,705	—
Other income (expense) net	—	(16,468)	—	—	(16,468)
	(359,303)	(74,102)	(7,508)	330,705	(110,208)
(Loss) income before income taxes	(363,518)	(318,102)	(76,388)	330,705	(427,303)

Income tax (benefit) expense	(26,412)	(37,315)	(8,220)	—	(71,947)

(Loss) income before minority interest	(337,106)	(280,787)	(68,168)	330,705	(355,356)

Minority interest	—	—	18,250	—	18,250

Net (loss) income	$(337,106)	$(280,787)	$(49,918)	$330,705	$(337,106)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,141,954	$348,696	$(358,726)	$1,131,924
Portfolio	—	32,804	99,609	—	132,413
Portfolio sales	—	6,474	14,619	—	21,093
Total revenues	—	1,181,232	462,924	(358,726)	1,285,430

Operating costs and expenses:
Payroll and related expenses	13	694,199	234,121	(248,382)	679,951
Selling, general and administrative expenses	3,883	391,315	174,316	(110,344)	459,170
Depreciation and amortization expense	—	76,492	25,857	—	102,349

Total operating costs and expenses	3,896	1,162,006	434,294	(358,726)	1,241,470

(Loss) income from operations	(3,896)	19,226	28,630	—	43,960

Other income (expense):
Interest and investment income	(10)	1,835	810	—	2,635
Interest expense	(65,638)	(21,098)	(8,558)	—	(95,294)
Interest (expense) income to affiliate	(5,923)	12,655	(6,732)	—	—
Subsidiary income	5,631	3,405	—	(9,036)	—
Other income (expense), net	—	3,608	—	—	3,608
	(65,940)	405	(14,480)	(9,036)	(89,051)
(Loss) income before income taxes	(69,836)	19,631	14,150	(9,036)	(45,091)

Income tax (benefit) expense	(38,114)	17,973	4,037	—	(16,104)

(Loss) income before minority interest	(31,722)	1,658	10,113	(9,036)	(28,987)

Minority interest	—	—	(2,735)	—	(2,735)

Net (loss) income	$(31,722)	$1,658	$7,378	$(9,036)	$(31,722)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Period from July 13, 2006 (date of inception) through December 31, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$137,458	$37,845	$(42,495)	$132,808
Portfolio	—	620	12,937	—	13,557
Total revenues	—	138,078	50,782	(42,495)	146,365

Operating costs and expenses:
Payroll and related expenses	2	82,990	26,696	(30,523)	79,165
Selling, general and administrative expenses	458	43,278	18,358	(11,972)	50,122
Depreciation and amortization expense	—	79,552	2,574	—	82,126

Total operating costs and expenses	460	205,820	47,628	(42,495)	211,413

(Loss) income from operations	(460)	(67,742)	3,154	—	(65,048)

Other income (expense):
Interest and investment income	17	(19)	346	—	344
Interest expense	(11,437)	(2,118)	(1,423)	—	(14,978)
Interest (expense) income to affiliate	(3,260)	3,608	(348)	—	—
Subsidiary income	(66,261)	770	—	65,491	—
Other income (expense), net	—	212	—	—	212
	(80,941)	2,453	(1,425)	65,491	(14,422)
(Loss) income before income taxes	(81,401)	(65,289)	1,729	65,491	(79,470)

Income tax (benefit) expense	(5,296)	1,121	653	—	(3,522)

(Loss) income before minority interest	(76,105)	(66,410)	1,076	65,491	(75,948)

Minority interest	—	—	(157)	—	(157)

Net (loss) income	$(76,105)	$(66,410)	$919	$65,491	$(76,105)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Period from January 1, 2006 through November 15, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$926,785	$256,983	$(308,430)	$875,338
Portfolio	—	38,180	113,526	—	151,706
Portfolio sales	—	10,762	11,995	—	22,757
Total revenues	—	975,727	382,504	(308,430)	1,049,801

Operating costs and expenses:
Payroll and related expenses	173	581,174	179,212	(206,676)	553,883
Selling, general and administrative expenses	6,187	330,728	139,989	(101,754)	375,150
Depreciation and amortization expense	230	33,225	13,240	—	46,695
Restructuring charge	—	10,792	1,973	—	12,765

Total operating costs and expenses	6,590	955,919	334,414	(308,430)	988,493

(Loss) income from operations	(6,590)	19,808	48,090	—	61,308

Other income (expense):
Interest and investment income	101	1,216	519	—	1,836
Interest expense	(8,639)	(5,877)	(12,127)	—	(26,643)
Interest (expense) income to affiliate	(32,064)	34,280	(2,216)	—	—
Subsidiary income	51,768	15,187	—	(66,955)	—
Other income (expense), net	—	3,165	—	—	3,165
	11,166	47,971	(13,824)	(66,955)	(21,642)
Income before income taxes	4,576	67,779	34,266	(66,955)	39,666

Income tax (benefit) expense	(16,458)	18,688	12,512	—	14,742

Income before minority interest	21,034	49,091	21,754	(66,955)	24,924

Minority interest	—	—	(3,890)	—	(3,890)

Net income	$21,034	$49,091	$17,864	$(66,955)	$21,034

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(7,991)	$55,591	$46,133	$93,733

Cash flows from investing activities:
Purchases of accounts receivable	—	(64,651)	(61,896)	(126,547)
Collections applied to principal of purchased accounts receivable	—	16,634	72,691	89,325
Proceeds from sales and resales of purchased accounts receivable	—	1,274	3,483	4,757
Purchases of property and equipment	—	(34,756)	(8,640)	(43,396)
Proceeds from bonds and notes receivable	—	1,122	—	1,122
Net cash paid for acquisitions and related costs	—	(324,207)	(25,213)	(349,420)
Net cash used in investing activities	—	(404,584)	(19,575)	(424,159)

Cash flows from financing activities:
Repayment of notes payable	—	(215)	(35,261)	(35,476)
Borrowings under notes payable	—	(336)	22,027	21,691
Net borrowings under revolving credit facility	34,500	—	—	34,500
Repayments of borrowings under senior term loan		(10,745)	—	(10,745)
Borrowings under senior term loan, net	—	134,135	—	134,135
Borrowings under (repayments of) intercompany notes payable	(219,189)	228,040	(8,851)	—
Payment of fees to acquire debt	(10)	(4,307)	—	(4,317)
Investment in subsidiary by minority interest	—	—	2,436	2,436
Return of investment in subsidiary to minority interest	—	—	(12,242)	(12,242)
Issuance of stock, net	219,722	—	—	219,722
Payment of dividends	(17,500)	—	—	(17,500)
Net cash provided by (used in) financing activities	17,523	346,572	(31,891)	332,204

Effect of exchange rate on cash	(9,532)	—	6,351	(3,181)

Net (decrease) increase in cash and cash equivalents	—	(2,421)	1,018	(1,403)

Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$15,334	$14,546	$29,880

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(35,328)	$63,695	$15,628	$43,995

Cash flows from investing activities:
Purchases of accounts receivable	—	(7,955)	(117,328)	(125,283)
Collections applied to principal of purchased accounts receivable	—	8,196	69,032	77,228
Proceeds from sales and resales of purchased accounts receivable	—	11,318	32,843	44,161
Purchases of property and equipment	—	(17,658)	(8,383)	(26,041)
Proceeds from bonds and notes receivable	—	6,097	—	6,097
Net cash paid for acquisitions and related costs	—	(4,408)	(4,473)	(8,881)
Net cash used in investing activities	—	(4,410)	(28,309)	(32,719)

Cash flows from financing activities:
Repayment of notes payable	—	(5,102)	(45,623)	(50,725)
Borrowings under notes payable	—	5,782	41,334	47,116
Net borrowings under revolving credit facility	11,000	—	—	11,000
Repayment of borrowings under senior term loan	(4,650)	—	—	(4,650)
Borrowings under (repayment of) intercompany notes payable	21,684	(49,458)	27,774	—
Payment of fees to acquire debt	(200)	(835)	—	(1,035)
Investment in subsidiary by minority interest	—	—	2,359	2,359
Return of investment in subsidiary to minority interest	—	—	(6,934)	(6,934)
Net cash provided by (used in) financing activities	27,834	(49,613)	18,910	(2,869)

Effect of exchange rate on cash	7,155	—	(4,982)	2,173

Net (decrease) increase in cash and cash equivalents	(339)	9,672	1,247	10,580

Cash and cash equivalents at beginning of the period	339	8,083	12,281	20,703

Cash and cash equivalents at end of the period	$—	$17,755	$13,528	$31,283

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Period from July 13, 2006 (date of inception) through December 31, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(9,077)	$2,792	$1,328	$(4,957)

Cash flows from investing activities:
Purchases of accounts receivable	—	(999)	(28,710)	(29,709)
Collections applied to principal of purchased accounts receivable	—	4,383	9,194	13,577
Proceeds from sales and resales of purchased accounts receivable	—	326	2,475	2,801
Purchases of property and equipment	—	(2,027)	(441)	(2,468)
Proceeds from bonds and notes receivable	—	82	—	82
Investment in subsidiary by minority interest	—	—	—	—
Distributions to minority interest	—	—	—	—
Net cash paid for acquisitions and related costs	(338,908)	(617,932)	(17,772)	(974,612)
Net cash used in investing activities	(338,908)	(616,167)	(35,254)	(990,329)

Cash flows from financing activities:
Repayment of notes payable	—	(681)	(4,142)	(4,823)
Borrowings under notes payable	—	—	5,096	5,096
Borrowings in connection with the Transaction	594,595	235,405	—	830,000
Net repayments of revolving credit facility	(193,300)	—	—	(193,300)
Repayment of intercompany notes payable	(432,229)	391,361	40,868	—
Payment of fees to acquire debt	(16,708)	(7,347)	—	(24,055)
Investment in subsidiary by minority interest	—	—	2,132	2,132
Return of investment in subsidiary to minority interest	—	—	(241)	(241)
Issuance of stock, net	395,966	—	—	395,966
Net cash provided by financing activities	348,324	618,738	43,713	1,010,775

Effect of exchange rate on cash	—	—	2,494	2,494

Net increase in cash and cash equivalents	339	5,363	12,281	17,983

Cash and cash equivalents at beginning of the period	—	2,720	—	2,720

Cash and cash equivalents at end of the period	$339	$8,083	$12,281	$20,703

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Period from January 1, 2006 through November 15, 2006

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(2,710)	$38,823	$73,559	$109,672

Cash flows from investing activities:
Purchases of accounts receivable	—	(8,552)	(73,287)	(81,839)
Collections applied to principal of purchased accounts receivable	—	17,650	53,324	70,974
Proceeds from sales and resales of purchased accounts receivable	—	11,580	18,971	30,551
Purchases of property and equipment	—	(29,275)	(11,520)	(40,795)
Proceeds from bonds and notes receivable	—	1,033	—	1,033
Investment in subsidiary by minority interest	—	—	12,720	12,720
Net cash paid for acquisitions and related costs	—	(1,928)	(6,662)	(8,590)
Net cash used in investing activities	—	(9,492)	(6,454)	(15,946)

Cash flows from financing activities:
Repayment of notes payable	—	(668)	(53,009)	(53,677)
Borrowings under notes payable	—	—	17,670	17,670
Net borrowings under (repayments of) revolving credit facility	61,600	(2,800)	—	58,800
Repayment of convertible notes	(125,000)	—	—	(125,000)
Repayment of intercompany notes payable	55,830	(22,149)	(33,681)	—
Payment of fees to acquire debt	—	(12)	—	(12)
Investment in subsidiary by minority interest	—	—	4,000	4,000
Return of investment in subsidiary to minority interest	—	—	(1,597)	(1,597)
Issuance of common stock	3,939	—	—	3,939
Net cash used in financing activities	(3,631)	(25,629)	(66,617)	(95,877)

Effect of exchange rate on cash	—	—	(1,180)	(1,180)

Net (decrease) increase in cash and cash equivalents	(6,341)	3,702	(692)	(3,331)

Cash and cash equivalents at beginning of the period	100	5,093	18,523	23,716

Cash and cash equivalents at end of the period	$(6,241)	$8,795	$17,831	$20,385