Form 10-K
period 2009-12-31
OSI COLLECTION SERVICES INC; OSI EDUCATION SERVICES INC; ASSET RECOVERY & MANAGEMENT CORP; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC; PROFESSIONAL RECOVERIES INC; PAYCO AMERICAN INTERNATIONAL CORP; OSI PORTFOLIO SERVICES INC; COMPASS INTERNATIONAL SERVICES CORP; OSI OUTSOURCING SERVICES INC
filed 2010-03-31
CIK 1029315, 1029318, 1029319, 1029387, 1029389, 1029390, 1029391, 1029715, 1046817, 1058624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-158745; 333-150885

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates is zero. The registrant is a privately held corporation.

The number of shares of each of the registrant’s classes of common stock outstanding as of March 31, 2010 was: 2,960,847 shares of Class A common stock, $0.01 par value, and 399,814 shares of Class L common stock, $0.01 par value.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company” or “NCO” refers to NCO Group, Inc. and its subsidiaries.

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

•                  the effects of changes in accounting guidance; and

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

•                  risks related to changes in government regulations.

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

PART I

Item 1.                                                         Business

General

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM. We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due). Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We support essential business functions across key portions of the customer lifecycle including acquisition, growth, care, resolution and retention. The primary market sectors we support in our BPO business are financial services, telecommunications, healthcare, retail and commercial, utilities, education, technology, transportation/logistics and government. Historically we have also purchased and collected past due consumer accounts receivable from consumer creditors. However, we expect to limit future purchases, as further discussed below (see “Business Strategy — Portfolio Management”). We operate our business in three segments: ARM, CRM and Portfolio Management.

Our extensive industry knowledge, technological expertise, management depth, international scale, broad service offerings and long-standing client relationships enable us to deliver customized solutions that help our clients reduce their operating costs, increase cash flow, and improve their customers’ experience. We provide our services through our customer-driven model that provides optimal performance, leading-edge technology, proven efficiency and quality, to a wide range of clients in North America and abroad. We currently have approximately 32,900 full and part-time employees (including approximately 2,100 non-employee personnel utilized through subcontractors) who provide our services through our network of over 100 offices in 11 countries. We also have employees who work in “virtual” offices out of their homes.

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

Business Strategy

Our primary business strategy is to strengthen our global position in the ARM and CRM markets, and to opportunistically expand our service offerings to other complementary BPO services. We believe we build quality partnerships and use our operational expertise to create value for our customers, employees and shareholders.

Expand our relationships with clients — An integral component of our growth strategy is focused on the expansion of existing client relationships. We plan to continue to grow these relationships and the resulting opportunities in both scale and depth. We believe these relationships will continue to transition from vendor relationships, focusing on the operational delivery of services, to strategic partnerships focused on long-term, goal-oriented delivery of services. A key focus of this strategy is leveraging existing client relationships in one market to cross-sell our services in other markets.

Enhance our operating margins — We intend to continue pursuing the following initiatives to increase profitability:

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

Continuously improve business processes — We intend to continue developing and enhancing our technology and infrastructure with initiatives that improve the efficiency of our operations and enhance client service. Examples of our recent initiatives include:

• Decision support system:  We developed and implemented an innovative, proprietary, web-based suite of call center management tools called InsiteSM, which provides decision support for call center performance optimization. Insite provides us with a consistent view of performance and opportunity across the enterprise to ensure that NCO provides top tier performance on behalf of its clients.

• Enhanced data management and analytics:  We have both client-specific and pooled segmentation models to focus better our collections efforts. These models, coupled with iterative segment-based treatment testing, provide benefits by reducing operating expense and increasing collection revenues. Segmentation allows us to focus resources on accounts with the highest likelihood of recovery, and devote less costly resources to lower probability accounts. Additionally, we began applying the use of segmentation models to make more strategic portfolio purchase decisions.

• Online access for our clients’ customers:  We implemented a self-service website to allow our clients’ customers to access their accounts with us. Our clients’ customers can use the website to update their account information, request statements and make payments. Additionally, we launched a separate consumer help website designed to allow our clients’ customers to easily communicate with us anytime, via email, telephone, or request one of our representatives to call them.

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

Expand internationally — We believe that the BPO industry is gaining widespread acceptance throughout Canada, Europe, the Asia-Pacific region and Latin America. Our international expansion strategy is designed to continue to capitalize on each of these markets in the near term, as well as continue to develop access to lower-cost foreign labor. We believe we are a leading provider of BPO services in Canada, Europe and Australia. During 2008, we expanded our presence in Australia, and began providing services in Mexico, both through acquisitions. We expect to further penetrate all of these markets through increased sales of ARM and CRM services. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets and other markets.

Portfolio Management — Historically, we have participated in the purchased accounts receivable business on an opportunistic basis. Given the decline in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility, we significantly reduced our purchases of accounts in 2009. We currently expect to limit our purchases in 2010 to certain of our non-cancelable forward flow commitments. Additionally, we may opportunistically purchase accounts receivable that allow us to leverage meaningful third-party servicing contracts. Our amended senior credit facility (see note 12 in our Notes to Consolidated Financial Statements) limits purchases in 2010 to $20 million and purchases in 2011 and beyond to $10 million.

Pursue strategic acquisition opportunities — We have developed a disciplined approach to acquisitions. We believe our approach enables us to efficiently integrate acquired businesses, personnel and facilities into our existing technology platform, personnel matrix and facilities. By leveraging our shared services and infrastructure, we facilitate the realization of cost synergies and growth of sales and earnings. We intend to evaluate and pursue strategic acquisitions on an opportunistic basis as they become available.

The following table is a list of our acquired companies in the past two years:

Date	Acquired Company	Description
August 2009	TSYS Total Debt Management (“TDM”)	Attorney network receivables management
May 2009	Complete Credit Management, Ltd.	Receivables management in the UK
February 2008	Outsourcing Solutions Inc. (“OSI”)	Receivables management
January 2008	Systems & Services Technologies, Inc. (“SST”)	Active account servicing
2008	Various international companies	Receivables management

Our Services

We provide the following BPO services:

Accounts Receivable Management

We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts (third-party), we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due) (first-party). We generate ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis and from contractual collection services and other related services.

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

First Party/Early Stage Delinquency Calls.  Although companies understand the importance of contacting customers early in the delinquency cycle, some do not possess the resources necessary to sustain consistent and cost-effective outbound telephone campaigns. We provide a customized, service approach to contact our clients’ customers and remind them of their obligation to pay their accounts.

We typically conduct reminder calls to recently past due customers and courtesy collection calls to more seriously delinquent customers. Our representatives leave courteous messages if telephone contact attempts are unsuccessful after the second day.

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

Agency Management.  We help our clients manage their accounts receivable management vendors. We establish consistent performance reporting and hold agencies to rigorous performance standards. We monitor and audit all of the agencies in our clients’ network for quality to ensure they are meeting all performance standards.

NCOePayments.  We provide our clients’ customers with multiple secure payment options, accessible via the telephone and the Internet, 24 hours a day, 365 days a year. We also provide contact center solutions utilizing our extranet technology, allowing representatives to take payments directly from the customer.

Consumer Loan Servicing.  We provide consumer loan servicing for a variety of consumer assets through an end-to-end servicing model, from asset generation to deficiency collections.

Transworld Systems.  Our subsidiary, Transworld Systems Inc., provides first- and third-party early stage and past due account recovery services for small, medium and large businesses on a fixed fee basis, through a demand series, reminder calls, or a customized program to fit individual business needs.

University Accounting Services.  We provide loan billing services for institutions of higher education.

Healthcare Services.  We provide several specialty services for healthcare providers such as:

•                  Eligibility Patient Advocacy Liaison — provides federal, state, and jurisdictional assistance programs to the uninsured and underinsured.

•                  Extended Business Office Services — operates as an extension of a healthcare business office. Services include the provision of all appropriate billing and follow-up, including billing, re-billing, and follow-up activities for any financial class and any age of placement.

•                  Patient Service Outsourcing — provides the resources needed to perform inbound and outbound patient contact services for third-party eligibility verification, including Medicaid.

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

Text Messaging Services.  Using text messaging, we can relay a wide variety of information, including information about new services, promotions, or important information like confirmation numbers.

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

Technology and Infrastructure

We have implemented a scalable technical infrastructure that can flexibly support growing client volume while delivering a high level of reliability and service. Our customer contact centers feature advanced technologies, including predictive dialers, automated call distribution systems, digital switching, Voice over Internet Protocol (“VoIP”) technologies, digital recording, workforce management systems and customized computer software, including the NCO ACCESS Interface Manager. This is a graphical user interface we developed for use in large-scale outsourcing engagements that enables better data integration, enhanced reporting, representative productivity, implementation speed, and security.  As a result, we believe we are able to address outsourced business process activities more reliably and more efficiently than our competitors. Our IT staff is comprised of over 450 professionals. We provide our services through the operation of over 100 centers that are linked through an international wide area network.

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

In 2009, the FSA changed its requirements to establish a continuous monitoring program to ensure that controls are reviewed on a consistent basis and that documentation is up to date. To that end, the US Department of Education required that its third party collections agencies comply with the Federal Information Security Management Act (FISMA) and to ensure that the system maintains its accreditation and “Authorization to Process” by the end of October 2009. On October 22, 2009 NCO received the formal “Security Authorization to Operate Decision” from the Department of Education. This process will continue on an annual basis.

Our ARM call centers utilize both virtual and onsite predictive dialers with a total of over 4,800 stations to address our low-balance, high-volume accounts, and our CRM centers utilize approximately 400 predictive dialer stations to conduct our clients’ outbound calling campaigns. These systems scan our databases, simultaneously initiate calls on all available telephone lines, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative’s workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. NCO systems also automate almost all record keeping and workflow activities including letter and report generation. We believe that our automated method of operations dramatically improves the productivity of our staff.

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

Additionally, in 2009 we launched a new consumer help website designed to allow our clients’ customers to communicate with us 24 hours a day, seven days a week, 365 days a year. Consumers can choose to contact us via email or telephone, or they can choose to have one of our representatives call them. We have a dedicated team of representatives to support the website.

Client Relationships

Our active client base currently includes over 18,500 companies in the financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, technology and transportation/logistics sectors. Our 10 largest clients in 2009 accounted for approximately 38.7 percent of our consolidated revenue excluding reimbursable costs and fees. Our largest client during the year ended December 31, 2009, was in the telecommunications sector and represented 9.6 percent of our consolidated revenue, excluding reimbursable costs and fees, for the year ended December 31, 2009. While our CRM division relies on revenue from a few key clients, none of these clients represented more than 10 percent of our consolidated revenue. In 2009, we derived 34.5 percent of our revenue from financial services (which includes the banking and insurance sectors), 22.1 percent from telecommunications companies, 10.6 percent from healthcare organizations, 10.2 percent from retail and commercial entities, 8.6 percent from education and government organizations, 8.1 percent from utilities, 3.1 percent from technology companies and 2.8 percent from transportation/logistics companies, in each case excluding purchased accounts receivable.

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

As of December 31, 2009, we had a total of approximately 28,200 full-time employees and 2,600 part-time employees, of which approximately 17,700 were telephone representatives. In addition, as of December 31, 2009, we utilized approximately 1,400 telephone representatives and 700 sales professionals through subcontractors. We believe that our relations with our employees are good.

Typically, our employees are not represented by a labor union. However, from time to time, our facilities are targeted by union organizers. We are not aware of any current union organizing efforts at any of our facilities.

Sales and Marketing

Our sales force is organized to best match our sales professionals’ experience and expertise with the appropriate target market. Our core sales force, composed of approximately 50 sales professionals, is organized by industry and geographical location to ensure the highest level of focus and service to potential and existing business partners. This group is focused on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of BPO services.  Additionally, we have a sales force of approximately 700 people, working on a contract basis, focused on selling account recovery services for small, medium and large businesses on a fixed fee basis.

Our in-house marketing department provides innovative customer contact solutions and sales support by performing a wide range of personalized services such as customer database administration, advertising, marketing campaigns and direct mailings, collateral development, trade show and site visit management, market and competitive research, and more. These functions are all integrated with our client relationship management system to provide a seamless interface between our sales team and our marketing department. We also maintain a dedicated team of skilled writers who prepare detailed, professional responses to formal requests for proposals and requests for information.

Competition

The BPO industry is highly competitive. We compete with a large number of ARM providers, including large national corporations such as Alliance One, GC Services LP and iQor, Inc., as well as many regional and local firms. We also compete with large CRM providers such as Convergys Corporation, Sitel Worldwide Corporation, Sykes Enterprises, Inc., TeleTech Holdings, Inc., and West Corporation. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform the BPO services offered by us in-house. Moreover, many larger clients retain multiple outsourcing providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized quality service, sophisticated call and information systems, and a competitive price.

Regulation

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

Customer Relationship Management

In the United States, there are two major federal laws that specifically address telemarketing, the Telephone Consumer Protection Act, referred to as TCPA, which authorized the Federal Communications Commission, referred to as the FCC, to regulate the telemarketing industry, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, referred to as the Fraud Prevention Act, which authorized the FTC, to adopt the Telemarketing Sales Rule, referred to as the TSR, which includes restrictions on telemarketing activities. These laws have been amended several times since their inception. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

The TCPA places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. It provides requirements for caller identification and call abandonment. In addition, the regulations require CRM firms to develop and maintain an internal “Do Not Call” list, to comply with the rules regarding the national “Do-Not-Call” registry, as discussed below, and to train their CRM personnel to comply with these restrictions. We train our service representatives to comply with all of these regulations of the TCPA.

The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” The FTC administers the Fraud Prevention Act under which the FTC has issued the TSR prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The rules also require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. Service providers are required to maintain records on various aspects of their businesses. The TSR also established the national “Do Not Call” registry, where consumers could register once to stop all unwanted telemarketing calls. A consumer who receives a telemarketing call despite being on the registry can file a complaint with the FTC. In addition, the TSR restricts call abandonment (with certain safe harbors) and unauthorized billing, and it requires telemarketers to transmit their telephone numbers and, if possible, their names to consumers’ caller identification services.

Most states have also enacted consumer protection statutes prohibiting unfair or deceptive acts or practices as they relate to telemarketing sales. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits parties conducting direct telephone sales from requesting credit card numbers in certain situations, and several other states require certain providers of such services to register annually, post bonds or submit sales scripts to the state’s attorney general. Some states have established their own statewide “Do Not Call” lists while other states have opted to use the FTC’s “Do Not Call” list as their official state list.

Additionally, some states have enacted laws and others are considering enacting laws targeted at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by direct telephone sales with caller identification services.

In Canada, the Canadian Radio-Television and Telecommunications Commission, referred to as CRTC, enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Canada also instituted the Canadian National Do Not Call list, referred to as the NDNCL, under which a telemarketer shall not initiate a telemarketing communication on behalf of a client unless that client is a registered subscriber of the NDNCL and the applicable fees have been paid. We are registered as a telemarketer with the NDNCL. Additionally, we ensure that our clients have properly registered and paid for the NDNCL by requesting the client’s registration number.

Canada’s Personal Information Protection and Electronic Documents Act, referred to as the Federal Act requires all commercial enterprises to obtain consent for the collection, use, and disclosure of an individual’s personal information. The Federal Act permits any Province of Canada to enact substantially similar legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will override the provisions of the Federal Act. Our Canadian operations are located primarily in the Provinces of Ontario, British Columbia and New Brunswick. British Columbia has enacted legislation, referred to as the B.C. Act, governing the subject matter of the Federal Act. The federal government of Canada has not yet declared the B.C. Act substantially similar to the Federal Act. Until such time as the federal government of Canada makes such declaration, both the B.C. Act and the Federal Act will apply concurrently to our operations in British Columbia. Though neither has yet enacted legislation that is substantially similar to the Federal Act, both Ontario and New Brunswick have indicated that they may enact legislation governing the subject matter of the Federal Act.

Canada’s Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted.

The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress, which, if enacted, could affect our operations. We, and our employees who sell insurance products, are required to be licensed by various state and Canadian provincial insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

We provide service to the telecommunications industry, which is subject to government regulation. For example, “slamming” is the illegal practice of changing a consumer’s telephone service without permission. The FCC has promulgated regulations regarding slamming rules that apply solely to the telecommunications carrier and not the telemarketer or the independent party verifying the service change. However, some state slamming rules may extend liability for violations to agents and other representatives of telecommunications carriers, such as telemarketers.

Our representatives undergo an extensive training program, part of which is aimed to ensure their compliance with all such laws and regulations affecting the telemarketing industry. We also program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our “Do Not Call” list.

Segment and Geographical Financial Information

See Note 20 in our Notes to Consolidated Financial Statements for the year ended December 31, 2009 for disclosure of financial information regarding our segments. The following table presents revenues and total assets, net of any intercompany balances, by geographic location (amounts in millions):

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
U.S.	$1,432.5	$1,369.7	$1,151.8
Canada	44.5	46.8	57.2
Panama	28.7	28.7	27.1
Australia	23.1	19.2	15.5
U.K.	22.4	25.7	24.1
Mexico	12.7	10.9	—
Other	—	12.1	9.7

Total assets:
U.S.	$1,284.7	$1,411.5	$1,441.0
Panama	46.9	55.9	56.8
Australia	33.3	47.0	28.9
U.K.	27.5	18.7	15.5
Canada	29.2	121.4	118.2
Philippines	18.4	25.1	8.3
Mexico	11.5	5.9	—
Other	8.5	16.1	9.3

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

The stress experienced by global capital markets that began in the second half of 2007, and which substantially increased during the second half of 2008, continued in 2009. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession. This economic downturn has adversely affected the ability and willingness of consumers to pay their debts and resulted in a weaker collection environment in 2008 and 2009. The economic downturn may continue and unemployment may continue to rise. The ability and willingness of consumers to pay their debts could continue to be adversely affected, which could have a material adverse effect on our results of operations, collections and revenue.

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

We need liquidity to pay our operating expenses and debt service obligations. Without sufficient liquidity, we could be forced to limit our investment in growth opportunities or curtail operations. The principal sources of our liquidity are cash flows from operations, including collections on purchased accounts receivable, bank borrowings, and equity and debt offerings. As a result of the global financial crisis, there is a risk that one or more lenders in our senior credit facility syndicate could be unable to meet contractually obligated borrowing requests in the future. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions and the general availability of credit. If current levels of market disruption and volatility continue or worsen, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

We compete with a large number of providers in the ARM and CRM industries. This competition could have a materially adverse effect on our future financial results.

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the U.S. and abroad such as Alliance One, GC Services LP and IntelliRisk Management Corporation, as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, Sitel Worldwide Corporation, Sykes Enterprises, Inc., TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services, have greater financial and other resources and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Many of our clients are concentrated in the financial services, telecommunications, and healthcare sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2009, we derived 34.5 percent of our revenue from clients in the financial services sector, 22.1 percent of our revenue from clients in the telecommunications industry, 10.6 percent of our revenue from clients in the healthcare sector, and 10.2 percent from clients in the retail and commercial sector, in each case excluding purchased accounts receivable. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business and results of operations.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 5.7% of our 2009 revenues were derived from clients in Canada, the United Kingdom and Australia. Political or economic instability in Canada, the United Kingdom or Australia could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profitability could also be affected by a number of other factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax or foreign exchange issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound, Euro or the Australian Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

We provide ARM and CRM services to our U.S. clients utilizing foreign sources of labor through call centers in Canada, India, the Philippines, Barbados, Antigua, Australia, Panama, Mexico and Guatemala. Any political or economic instability in these countries could result in our having to replace or reduce these labor sources, which may increase our labor costs and have an adverse impact on our results of operations. A decrease in the value of the U.S. dollar in relation to the currencies of the countries in which we operate could increase our cost of doing business in those countries. In addition, we expect to expand our operations into other countries and, accordingly, will face similar risks with respect to the costs of doing business in such countries including as a result of any decreases in the value of the U.S. dollar in relation to the currencies of such countries. There is no guarantee that we will be able to successfully hedge our foreign currency exposure in the future.

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

Goodwill and other intangible assets represented 60.2 percent of our total assets at December 31, 2009. If the goodwill or the other intangible assets, primarily our customer relationships and trade name, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to its fair value.

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

As a result of the annual impairment testing, we recorded goodwill impairment charges of $24.7 million in the CRM segment in 2009. We recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million in 2008. We were not required to record any impairment charges based upon the annual impairment tests in 2007. If our goodwill or trade name are deemed to be further impaired, we will need to take an additional charge to earnings in the future to write-down the asset to its fair value.

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

Our other intangible assets, consisting of customer relationships and non-compete agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For example, the loss of a larger client could require a review of the customer relationship for impairment. We made significant assumptions to estimate the future cash flows used to determine the fair value of the customer relationship. If we lost a significant customer relationship, the future cash flows expected to be generated by the customer relationship would be less than the carrying amount, and an impairment loss may be recorded.

During 2009, we began to reduce our purchases of portfolios of accounts receivable and we made a decision to minimize further investments in the future. As a result of this decision, we recorded an impairment charge of $5.3 million for customer relationship intangible assets.

As of December 31, 2009, our balance sheet included goodwill, trade name and other intangibles that represented 36.7 percent, 5.8 percent and 17.7 percent of total assets, respectively, and 233.9 percent, 36.6 percent and 112.9 percent of stockholders’ equity, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our Annual Report on Form 10-K for 2010, our registered public accounting firm’s attestation report on our internal control over financial reporting. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2009, we cannot guarantee that we will not have any “material weaknesses” reported by our management or our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

We use estimates to report results. For the year ended December 31, 2009, we recorded an impairment charge of $21.5 million relating to our purchased receivables portfolio. If the amount and/or timing of collections on portfolios are materially different than expected, we may be required to record further impairment charges that could have a materially adverse effect on us.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although these estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from our estimates. If collections on portfolios are less than estimated, we may be required to record an allowance for impairment of our purchased receivables portfolio, which could materially adversely affect our earnings, financial condition and creditworthiness. For the year ended December 31, 2009, we recorded an impairment charge of $21.5 million relating to our purchased receivables portfolio. If we continue to experience adverse effects of the challenging economic and business environment, including changes in financial projections, we may have to recognize further impairment charges on our purchased receivables portfolio.

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

Risks Related to our $165.0 million of Floating Rate Senior Notes due 2013 (“senior notes”), our $200.0 million of 11.875 percent Senior Subordinated Notes due 2014 (“senior subordinated notes”) (collectively, the

“notes”) and our Other Indebtedness

Our substantial leverage and significant debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations and operate our business.

We are highly leveraged and have significant debt service obligations. Our financial performance could be affected by our substantial leverage. At December 31, 2009, our total indebtedness was $951.5 million, and we had $71.2 million of borrowing capacity under the revolving portion of our senior credit facility and $11.8 million of letters of credit outstanding. We may also incur additional indebtedness in the future.

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

In addition, a substantial portion of our indebtedness bears interest at variable rates, including indebtedness under our senior notes and our senior credit facility. If market interest rates increase, debt service on our variable-rate debt will rise, which would adversely affect our cash flow. We may employ hedging strategies to help reduce the impact of fluctuations in interest rates. The portion of our variable rate debt that is not hedged will be subject to changes in interest rates.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures do not fully prohibit us or our subsidiaries from doing so. The revolving credit portion of our senior credit facility provides commitments of up to $100.0 million, $71.2 million of which was available for future borrowings, subject to certain conditions, as of December 31, 2009. All of those borrowings are secured, and as a result, are effectively senior to the notes and the guarantees of the notes by our subsidiary guarantors. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our noteholders. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

If we were unable to repay or otherwise refinance these borrowings when due, our lenders could sell the collateral securing our senior credit facility, which constitutes substantially all of our and our domestic wholly-owned subsidiaries’ assets (other than certain assets relating to portfolio transactions). Although holders of the notes could accelerate the notes upon the acceleration of the obligations under our senior credit facility, we cannot assure you that sufficient assets will remain to repay the notes after we have paid all the borrowings under our senior credit facility and any other senior debt.

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

As of December 31, 2009, the notes and the guarantees were subordinated or effectively subordinated to $566.3 million of indebtedness (representing borrowings under our senior credit facility which did not include availability of approximately $71.2 million under the revolving portion of our senior credit facility after giving effect to letters of credit outstanding as of December 31, 2009). The indentures will permit the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness.

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

As of December 31, 2009, our non-guarantor subsidiaries had total liabilities (excluding intercompany liabilities) of $78.4 million, representing 6.4 percent of our total consolidated liabilities. Our non-guarantor subsidiaries accounted for $320.8 million, or 20.5 percent of our consolidated revenue, and had $14.8 million of net loss, compared to our consolidated net loss of $84.2 million, for the year ended December 31, 2009. In addition, our non-guarantor subsidiaries accounted for $238.7 million, or 16.3 percent, of our consolidated assets at December 31, 2009.

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

As of December 31, 2009, the notes and the guarantees were subordinated or effectively subordinated to $566.3 million of indebtedness (representing borrowings under our senior credit facility which did not include availability of approximately $71.2 million under the revolving portion of our senior credit facility after giving effect to letters of credit outstanding as of December 31, 2009). The indentures will permit the incurrence of substantial additional indebtedness, including senior debt, by us and our restricted subsidiaries in the future.

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

In connection with the private offering of the notes, the placement agents in such offering have advised us that they intend to make a market in the notes, as permitted by applicable laws and regulations. However, the placement agents are not obligated to make a market in the notes, and they may discontinue their market-making activities at any time without notice. Additionally, we are controlled by One Equity Partners, an affiliate of J.P. Morgan Securities Inc., one of the placement agents of the notes. As a result of this affiliate relationship, if J.P. Morgan Securities Inc. conducts any market making activities with respect to the notes, J.P. Morgan Securities Inc. will be required to deliver a market making prospectus when effecting offers and sales of the notes. For as long as a market making prospectus is required to be delivered, the ability of J.P. Morgan Securities Inc. to make a market in the notes may, in part, be dependent on our ability to maintain a current market making prospectus for its use. If we are unable to maintain a current market making prospectus, J.P. Morgan Securities Inc. may be required to discontinue its market making activities without notice. Therefore, we cannot assure you that an active market for the notes will develop or, if developed, that it will continue. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions and any such disruptions may adversely affect the prices at which noteholders may sell the notes. In addition, the notes may trade at discounts from their initial offering prices, depending upon prevailing interest rates, the market for similar notes, our financial and operating performance and other factors.

Item 1B.                                                Unresolved Staff Comments

Not Applicable

Item 2.                                                         Properties

The following table summarizes the locations of our facilities by segment. Certain of our facilities are used for both ARM and CRM operations. Portfolio Management operates in one of the “ARM Only” U.S. facilities and one of the “ARM and CRM” U.S. facilities. We lease all but one of these facilities. The leases expire between 2010 and 2021, and most contain renewal options.

	ARM Only	CRM Only	ARM and CRM	Total
U.S.	56	4	8	68
Canada	6	1	1	8
Australia	5	—	—	5
Panama	—	3	1	4
United Kingdom	2	—	—	2
Philippines	—	—	4	4
Barbados	—	—	1	1
Antigua	—	—	1	1
Puerto Rico	2	—	—	2
Mexico	4	—	1	5
Guatemala	—	1	—	1
Total	75	9	17	101

We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.                                                         Legal Proceedings

Fort Washington Flood:

In June 2001, the first floor of our Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. We subsequently decided to relocate our corporate headquarters to Horsham, Pennsylvania. We filed a lawsuit on August 14, 2001 in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and former landlord filed counter-claims against us. We maintain a reserve that we believe is adequate to address our exposure to this matter and we plan to continue to contest this matter.

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter we reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. We did not agree with the allegations regarding damages. In March 2010, we settled this matter with the Department of Justice for $500,000 and full release of all liabilities with respect to the unauthorized student loan consolidations. The amount paid was partially covered by insurance.

Tax Matters:

We received notice of a reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of our subsidiaries in the amount of $16.2 million including interest and penalties. In order to pursue an appeal of the reassessment, we paid a deposit of $8.5 million in December 2006. In October 2009, we entered into a settlement agreement regarding the reassessment. In January 2010, we received a refund of approximately $2.8 million (net of a $1.7 million payment due back to the taxing authority). Management has adjusted its reserve to cover any potential future exposure.

Attorneys General:

From time to time, we receive subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to NCO’s debt collection practices in such states. We respond to such inquires or investigations and provide certain information to the respective Attorneys General offices. We believe we are in compliance with the laws of the states in which we do business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of our ability to conduct business in such states.

Other:

We are involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings, regulatory investigations, client audits or tax examinations will have a materially adverse effect on our financial condition or results of operations.

Item 4.                   [Reserved]

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for each of our Class A common stock and our Class L common stock, and all of our outstanding common equity is privately held.  As of March 31, 2010, there were 51 holders of record of our Class A common stock (including holders of our restricted stock) and 18 holders of our Class L common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our senior credit facility and the indentures governing the terms of our notes.  We do not anticipate paying a cash dividend on our capital stock in the near future. See Note 15 in our Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

See Part III, Item 12 of this Form 10-K for information regarding equity compensation plan information.

Item 6.                   Selected Financial Data

SELECTED FINANCIAL DATA (1)

(Amounts in thousands)

	Successor(2)				Successor(2)	Predecessor(2)
					Period from
				Combined	July 13, 2006	Period from
				For the	(date of inception)	January 1	For the
				year ended	through	through	year ended
	For the years ended December 31,			December 31,	December 31,	November 15,	December 31,
	2009(3)	2008(4)	2007	2006(5)(6)	2006(7)	2006(8)	2005
Statement of Operations Data:
Revenues:
Services	$1,400,610	$1,466,318	$1,102,343	$998,493	$130,877	$867,616	$897,990
Portfolio	51,398	18,029	132,413	165,263	13,557	151,706	133,868
Portfolio sales	361	3,002	21,093	22,757	—	22,757	12,157
Reimbursable costs and fees	111,549	25,792	29,581	9,653	1,931	7,722	8,268
Total revenues	1,563,918	1,513,141	1,285,430	1,196,166	146,365	1,049,801	1,052,283
Operating costs and expenses:
Payroll and related expenses	781,888	845,481	679,951	633,048	79,165	553,883	528,932
Selling, general and administrative expenses	508,378	536,547	429,589	415,619	48,191	367,428	368,338
Reimbursable costs and fees	111,549	25,792	29,581	9,653	1,931	7,722	8,268
Depreciation and amortization expense	119,570	121,324	102,349	58,923	12,228	46,695	45,787
Impairment of intangible assets	30,032	289,492	—	69,898	69,898	—	—
Restructuring charges	10,868	11,600	—	12,765	—	12,765	9,621
Income (loss) from operations	1,633	(317,095)	43,960	(3,740)	(65,048)	61,308	91,337
Other expense	90,941	110,208	89,051	36,064	14,422	21,642	19,423
(Loss) income before income taxes	(89,308)	(427,303)	(45,091)	(39,804)	(79,470)	39,666	71,914
Income tax (benefit) expense	(1,166)	(71,947)	(16,104)	11,220	(3,522)	14,742	26,182
Net (loss) income	(88,142)	(355,356)	(28,987)	(51,024)	(75,948)	24,924	45,732
Less: Net (loss) income attributable to noncontrolling interests	(3,921)	(18,250)	2,735	4,047	157	3,890	1,213
Net (loss) income attributable to NCO Group, Inc.	$(84,221)	$(337,106)	$(31,722)	$(55,071)	$(76,105)	$21,034	$44,519

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$98,474	$93,733	$43,995	$104,715	$(4,957)	$109,672	$89,550
Net cash provided by (used in) investing activities	16,714	(424,159)	(32,719)	(1,006,275)	(990,329)	(15,946)	(221,994)
Net cash (used in) provided by financing activities	(107,153)	332,204	(2,869)	914,898	1,010,775	(95,877)	130,147

	Successor				Predecessor
	December 31,				December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$39,221	$29,880	$31,283	$20,703	$23,716
Working capital	86,708	151,547	162,471	200,398	171,587
Total assets	1,460,035	1,701,639	1,677,999	1,692,673	1,327,962
Long-term debt, net of current portion	909,831	1,048,517	903,052	892,271	321,834
Noncontrolling interests	11,450	22,803	48,948	55,628	34,643
Stockholders’ equity	240,550	283,789	408,045	420,434	743,114

(1)	This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this Report on Form 10-K.
(2)

On November 15, 2006, NCO Group, Inc. was acquired by and became a wholly owned subsidiary of Collect Holdings, Inc., an entity controlled by One Equity Partners and its affiliates, with participation by certain members of executive management and other co-investors, referred to as the Transaction. Subsequent to the Transaction, NCO Group, Inc. was merged with and into Collect Holdings, Inc. and the surviving corporation was renamed NCO Group, Inc. The selected financial data are presented for two periods, Predecessor and Successor which relate to the period of operations preceding the Transaction and the period of operations succeeding the Transaction, respectively. Collect Holdings was formed on July 13, 2006 (there were no operations from the date of inception until the Transaction on November 15, 2006).

(3)	Includes $30.0 million of impairment charges to goodwill and customer relationships and $11.6 million of restructuring, integration and acquisition costs.
(4)

The Company acquired Outsourcing Solutions, Inc. on February 29, 2008 (see note 4 in the Company’s Notes to Consolidated Financial Statements, included elsewhere in this Report on Form 10-K). Also includes $289.5 million of impairment charges to goodwill and trade name, and $15.2 million of merger, restructuring and integration costs.

(5)

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

(6)	Includes $33.9 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans.
(7)	Includes $22.8 million, net of taxes, of charges and costs related to the Transaction, and a $69.9 million SST goodwill impairment charge.
(8)	Includes $11.1 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans.

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

During 2009, we generated approximately 50 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from five percent for the management of accounts placed early in the accounts receivable cycle to 52 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries was approximately 18 percent during 2009 and 17 percent during 2008, and 2007. In addition, we generate revenue from certain contractual ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for contractual services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice. Approximately 50 percent of our ARM revenue is generated from contractual collection services, where fees are based on a monthly rate or a per service charge, and other ARM services.

During 2009, approximately 94 percent of our CRM revenue was generated from inbound services, which consist primarily of customer service and technical support programs, and to a lesser extent acquisition and retention services. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. During 2009, outbound services, which consist of customer acquisition and customer retention services, represented approximately six percent of our CRM revenue.

Historically, we have participated in the purchased accounts receivable business on an opportunistic basis. Given the decline in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility, we significantly reduced our purchases of accounts in 2009. We currently expect to limit our purchases in 2010 to certain of our non-cancelable forward flow commitments.  Additionally, we may opportunistically purchase accounts receivable that allow us to leverage meaningful third-party servicing contracts.  Our amended Credit Facility limits purchases in 2010 to $20 million and purchases in 2011 and beyond to $10 million.

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

Due to the expected impact of the economic environment on our clients’ business in 2010, in the fourth quarter of 2009 we reduced our budgeted volumes from certain of our clients in the CRM reporting unit. As a result, our 2009 annual impairment test for goodwill indicated that the carrying value of our CRM reporting unit exceeded its fair value and we recorded goodwill impairment charges of $24.7 million in the CRM segment in 2009. We were not required to record trade name impairment charges in 2009. Late in 2008, the ARM and Portfolio Management reporting units experienced a significant reduction in the collectability of both customer-placed and purchased accounts receivable resulting from deteriorating economic conditions. Due to the expected impact of the economic environment, we reduced our 2009 budgeted expectations for each of our reporting units. As a result, our 2008 annual impairment test for goodwill and trade name indicated that the carrying values of all of our reporting units exceeded their fair values and we recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million in 2008. We were not required to record any impairment charges based upon the annual impairment tests in 2007. Additionally, revenue for 2009 and 2008 was reduced by a $21.5 million and a $98.9 million, respectively, impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable.

During the second half of 2007 and during 2008, our payroll and related expenses were negatively impacted by the decline in the U.S. dollar against the Canadian dollar.  During 2009, the U.S. dollar strengthened, resulting in a positive impact compared to the prior year.

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

•      volume fluctuations in our CRM services; and,

•      variability in the collectability of existing.

We have grown rapidly, through both acquisitions as well as internal growth. The following table lists the companies we have acquired in the past three years (purchase price in millions):

Date	Acquired Company	Description	Purchase Price
August 2009	TSYS Total Debt Management (“TDM”)	Attorney network receivables management	$4.5	(1)
May 2009	Complete Credit Management, Ltd.	Receivables management in the UK	$0.7
February 2008	Outsourcing Solutions, Inc. (“OSI”)	Receivables management	$334.0
January 2008	Systems & Services Technologies, Inc. (“SST”)	Active account servicing	$18.4
2008	Various international companies	Receivables management	$9.3
January 2007	Statewide Mercantile Services (“SMS”)	Receivables management in Australia	$2.1

(1) Subject to post-closing adjustments.

In October 2009, we sold our print and mail business for approximately $20.0 million in cash, subject to certain post-closing adjustments.

Prior to the acquisition of SST on January 2, 2008, SST was a wholly owned subsidiary of JPMorgan Chase & Co., referred to as JPM. JPM also wholly owns One Equity Partners, which has had a controlling interest in us since our “going-private” transaction on November 15, 2006, referred to as the Transaction. Transfers of net assets or exchanges of equity interests between entities under common control are accounted for similar to the pooling-of-interests method (“as-if pooling-of-interests”) in that the entity that receives the net assets or the equity interests initially recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. Because NCO and SST were under common control at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. For financial accounting purposes, the acquisition was viewed as a change in reporting entity and, as a result, required restatement of our financial statements for all periods subsequent to November 15, 2006, the date of the Transaction and the date at which common control of NCO and SST by JPM commenced.

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

As a result of the Transaction, the majority of our assets and liabilities, including our portfolio of accounts receivable, were adjusted to their fair value as of the date of the Transaction. We made significant assumptions in determining the fair value of intangible assets and other assets and liabilities in connection with purchase accounting. Additionally, a portion of the equity related to our management stockholders was recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets was reduced accordingly.

Goodwill, Other Intangible Assets and Purchase Accounting

Assets acquired and liabilities assumed must be recorded at their fair value at the date of acquisition. Our balance sheet includes amounts designated as “Goodwill”, “Trade name” and “Customer relationships and other intangible assets.” Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Trade name represents the fair value of the NCO name. Other intangible assets consist primarily of customer relationships, which represent the information and regular contact we have with our clients, and non-compete agreements.

As of December 31, 2009, our balance sheet included goodwill, trade name and other intangibles that represented 36.7 percent, 5.8 percent and 17.7 percent of total assets, respectively, and 233.9 percent, 36.6 percent and 112.9 percent of stockholders’ equity, respectively.

Goodwill and trade name are tested for impairment at least annually and as triggering events occur. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment compares the fair value of a reporting unit’s goodwill to its carrying amount. If the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we could be required to take a charge to earnings, which could be material.

Due to the expected impact of the economic environment on our clients’ business in 2010, in the fourth quarter of 2009 we reduced the expected volumes from certain of our clients in the CRM reporting unit. As a result, our 2009 annual impairment test for goodwill indicated that the carrying value of our CRM reporting unit exceeded its fair value. Fair values were determined by using a combination of the market approach and income approach. Our fair value calculations were based on projected financial results that were prepared in connection with our annual budget and forecasting process that included the expected impact of the reduction in CRM business volume. The fair value calculations were also based on other assumptions including long-term growth rates of 3 percent and weighted average cost of capital ranging from 13 percent to 14 percent.

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

As a result of the annual impairment testing, we recorded goodwill impairment charges of $24.7 million in the CRM reporting unit in 2009. We were not required to record any trade name impairment charges in 2009. We recorded total goodwill impairment charges of $275.5 million and total trade name impairment charges of $14.0 million in the ARM and Portfolio Management reporting units in 2008. We were not required to record any impairment charges based upon the annual impairment tests in 2007.

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

During 2009, the Company began to reduce its purchases of portfolios of accounts receivable and has made a decision to minimize further investments in purchased accounts receivable in the future. This decision resulted primarily from the continuation of the difficult collection environment, the competitive market for portfolio investments, as well as potential regulatory changes affecting the purchased accounts receivable business. As a result of this decision, the

Company recorded an impairment charge of $5.3 million for the Portfolio Management reporting unit’s customer relationship intangible assets.

Revenue Recognition for Purchased Accounts Receivable

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each portfolio. We have historical collection records for all of our purchased accounts receivable which provide us a reasonable basis for our judgment that it is probable that we will ultimately collect the recorded amount of our purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. We use all available information to forecast the cash flows of our purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor. The estimated future cash flow of each portfolio is used to compute the internal rate of return, referred to as the IRR, for each portfolio. The IRR is used to allocate collections between revenue and amortization of the carrying values of the purchased accounts receivable.

If the original collection estimates are lowered, an allowance is established in the amount required to maintain the original IRR. If collection estimates are raised, increases are first used to recover any previously recorded allowances and then recognized prospectively through an increase in the IRR over a portfolio’s remaining life. Any increase in the IRR must be used for subsequent revenue recognition and allowance testing.

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable. A five percent increase in the amount of future expected collections would have resulted in additional income of $2.5 million for the year ended December 31, 2009, largely as a result of lower allowances since increases in future expected collections are recognized to the extent sufficient to recover any allowances or to increase the expected IRR. A five percent decrease in the amount of future expected collections would have resulted in additional loss of $2.5 million for the year ended December 31, 2009, largely as a result of higher allowances.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. A valuation allowance of $36.5 million has been provided on federal and certain state deferred tax assets due to the uncertainty of realizing the benefit of certain deferred tax assets.  In addition, a valuation allowance of $31.9 million has been provided on a portion of deferred tax assets relating to certain foreign and state net operating losses and state tax credits that, based on management’s assessment, it is more likely than not that such amounts will not be realized. This represents an increase of $37.1 million due to the increase in federal and certain state deferred tax assets and additional state and foreign net operating losses in 2009. The utilization of net operating loss carryforwards and tax credits is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. If we are unable to utilize the federal net operating loss carryforwards, it may result in incremental tax expense in future periods.

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

As of December 31, 2009 and 2008, we had $4.9 million and $8.3 million, respectively, in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. We recognize interest related to uncertain tax positions in interest expense. As of December 31, 2009, 2008 and 2007, we had approximately $4.5 million, $6.1 million and $4.1 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

We are subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. We cannot predict with certainty how these audits will be resolved and whether we will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2009, we are no longer subject to federal income tax examinations for years prior to 2005. For most states and foreign countries where we conduct business, we are subject to examination for the preceding three to six years. In certain states and foreign countries, the period could be longer.

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

Results of Operations

The following table sets forth selected historical statement of operations data (amounts in thousands):

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Services	$1,400,610	89.6%	$1,466,318	96.9%	$1,102,343	85.8%
Portfolio	51,398	3.3	18,029	1.2	132,413	10.3
Portfolio sales	361	—	3,002	0.2	21,093	1.6
Reimbursable costs and fees	111,549	7.1	25,792	1.7	29,581	2.3
Total revenues	1,563,918	100.0	1,513,141	100.0	1,285,430	100.0
Payroll and related expenses	781,888	50.0	845,481	55.9	679,951	52.9
Selling, general and admin. expenses	508,378	32.5	536,547	35.5	429,589	33.4
Reimbursable costs and fees	111,549	7.1	25,792	1.7	29,581	2.3
Depreciation and amortization	119,570	7.6	121,324	8.0	102,349	8.0
Impairment of intangible assets	30,032	1.9	289,492	19.1	—	—
Restructuring charges	10,868	0.7	11,600	0.8	—	—
Income (loss) from operations	1,633	0.1	(317,095)	21.0	43,960	3.4
Other expense	90,941	5.8	110,208	7.3	89,051	6.9
Income tax benefit	(1,166)	0.1	(71,947)	4.8	(16,104)	1.3
Net loss attributable to noncontrolling interests	(3,921)	0.3	(18,250)	1.2	2,735	0.2
Net loss attributable to NCO	$(84,221)	5.4%	$(337,106)	22.3%	$(31,722)	2.5%

Year ended December 31, 2009 Compared to Year ended December 31, 2008

Revenue.  Revenue increased $50.8 million, or 3.4 percent, to $1,563.9 million for 2009, from $1,513.1 million in 2008. Revenue for the year ended December 31, 2009 was reduced by a $21.5 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, compared to an impairment charge of $98.9 million in 2008.

Revenue by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2009	Revenue	2008	Revenue	$ Change	% Change
ARM	$1,246,555	79.7%	$1,219,348	80.6%	$27,207	2.2%
CRM	334,492	21.4%	361,096	23.9%	(26,604)	(7.4)%
Portfolio Management	48,482	3.1%	18,389	1.2%	30,093	163.6%
Eliminations	(65,611)	(4.2)%	(85,692)	(5.7)%	20,081	(23.4)%
Total	$1,563,918	100.0%	$1,513,141	100.0%	$50,777	3.4%

ARM’s revenue for 2009 included $60.5 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue for 2009 included $5.1 million of intercompany revenue earned on services performed for ARM, which were eliminated upon consolidation. ARM’s revenue for 2008 included $82.8 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue for 2008 included $2.9 million of intercompany revenue earned on services performed for ARM, which were eliminated upon consolidation.

The increase in ARM’s revenue was primarily attributable to increased volume from new and existing clients in both first-party (early stage) and contingent collections as well as a full year of revenue from the OSI acquisition completed on February 29, 2008. This increase was offset in part by the weaker collection environment during 2009 and a $22.3 million decrease in fees from collection services performed for Portfolio Management.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volumes related to the implementation of new contracts during 2008 and 2009.

Portfolio Management’s collections, excluding all portfolio sales, decreased $48.4 million, or 24.6 percent, to $148.4 million in 2009, from $196.8 million in 2008. Revenue for 2009 was reduced by a $21.5 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, due to the impact of the deteriorating economic conditions on cash collected and lower estimates of future collections, compared to an impairment charge of $98.2 million in the prior year. Excluding the effect of the impairment charges as well as portfolio sales, Portfolio Management’s revenue represented 46.0 percent of collections in 2009, as compared to 57.1 percent of collections in 2008. The remaining decrease in revenue and collections was attributable to lower portfolio purchases and the affect of the weaker collection environment during 2009. Portfolio sales revenue for 2009 was $361,000 compared to $3.0 million for 2008.

Payroll and related expenses.  Payroll and related expenses decreased $63.6 million to $781.9 million in 2009, from $845.5 million in 2008, and decreased as a percentage of revenue to 50.0 percent from 55.9 percent.

Payroll and related expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2009	Revenue	2008	Revenue	$ Change	% Change
ARM	$542,919	43.6%	$583,658	47.9%	$(40,739)	(7.0)%
CRM	238,836	71.4%	256,895	71.1%	(18,059)	(7.0)%
Portfolio Management	5,244	10.8%	7,822	42.5%	(2,578)	(33.0)%
Eliminations	(5,111)	7.8%	(2,894)	3.4%	(2,217)	76.6%
Total	$781,888	50.0%	$845,481	55.9%	$(63,593)	(7.5)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to the integration efforts following the acquisition of OSI on February 29, 2008, as well as the deployment of additional staff in off-shore locations where labor costs are lower. Included in ARM’s payroll and related expenses was $5.1 million of intercompany expense to CRM, for services provided to ARM.

CRM’s payroll and related expenses decreased as a percentage of revenue primarily as a result of our continuing deployment of additional staff in off-shore locations where labor costs are lower.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the $98.9 impairment charge recorded on purchased accounts receivables in 2008, which is recorded in revenue, compared to a $21.5 million impairment charge in 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $28.1 million to $508.4 million in 2009, from $536.5 million in 2008, and decreased as a percentage of revenue to 32.5 percent from 35.5 percent.

Selling, general and administrative expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2009	Revenue	2008	Revenue	$ Change	% Change
ARM	$443,040	35.5%	$463,083	38.0%	$(20,043)	(4.3)%
CRM	59,892	17.9%	61,723	17.1%	(1,831)	(3.0)%
Portfolio Management	62,779	129.5%	86,533	470.6%	(23,754)	(27.5)%
Eliminations	(57,333)	87.4%	(74,792)	87.3%	17,459	(23.3)%
Total	$508,378	32.5%	$536,547	35.5%	$(28,169)	(5.3)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to the effective management of expenses and integration efforts following the OSI acquisition.

The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to increasing capacity due to anticipated higher client volumes, in advance of the offsetting revenue generation.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from a $22.3 million decrease in fees for collection services provided by ARM. The decrease as a percentage of revenue was primarily due to the decrease in revenue resulting from lower collections. Included in Portfolio Management’s selling, general and administrative expenses for 2009 and 2008 was $60.5 million and $82.8 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by the Company’s clients. Reimbursable costs and fees are recorded as both revenue and operating expenses on the statement of operations. The increase in reimbursable costs and fees was due to the acquisition of TDM in August 2009.

Depreciation and amortization.  Depreciation and amortization decreased to $119.6 million in 2009, from $121.3 million in 2008. This decrease was primarily attributable to lower depreciation expense resulting from a lower level of property and equipment, offset partially by higher amortization of customer relationships and other intangible assets following the OSI acquisition in February 2008.

Impairment of intangible assets.  During the fourth quarter of 2009, the Company recorded goodwill impairment charges of $24.7 million in the CRM segment, and customer relationship impairment charges of $5.3 million in the Portfolio Management segment.

Restructuring charges.  We incurred restructuring charges of $10.9 million in 2009, which related to restructuring of our legacy operations to streamline our cost structure. The charges consisted primarily of severance costs. This compares to $11.6 million of restructuring charges in 2008, which primarily related to the OSI acquisition.

Other income (expense).  Interest expense increased to $99.2 million for 2009, from $94.8 million for 2008. Interest expense for 2009 included $14.1 million of losses, compared to $717,000 of gains in 2008, from interest rate swap agreements and embedded derivatives. This was offset partially by lower interest expense under our amended senior credit facility in 2009, due to a lower level of debt resulting from debt repayments during 2009. Other income (expense), net for 2009 and 2008 included approximately $7.0 million of net gains and $16.8 million of net losses, respectively, resulting from the settlement of certain foreign exchange contracts. Other income (expense) for 2009 also included a $5.0 million loss from writing down one of our notes receivable and a $4.4 million gain on sale of our print and mail business.

Income tax benefit.  For 2009, the effective income tax rate decreased to 1.3 percent from 16.8 percent for 2008, due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets.

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

Revenue by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
ARM	$1,219,348	80.6%	$915,603	71.2%	$303,745	33.2%
CRM	361,096	23.9%	328,560	25.6%	32,536	9.9%
Portfolio Management	18,389	1.2%	150,909	11.7%	(132,520)	(87.8)%
Eliminations	(85,692)	(5.7)%	(109,642)	(8.5)%	23,950	(21.8)%
Total	$1,513,141	100.0%	$1,285,430	100.0%	$227,711	17.7%

ARM’s revenue for 2008 included $82.8 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue for 2008 included $2.9 million of intercompany revenue earned on services performed for ARM, which were eliminated upon consolidation. ARM’s revenue for 2007 included $109.1 million of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue for 2007 included $532,000 of intercompany revenue earned on services performed for ARM, which were eliminated upon consolidation.

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

Portfolio Management’s collections, excluding all portfolio sales, decreased $25.9 million, or 11.6 percent, to $196.8 million in 2008, from $222.7 million in 2007. Revenue for 2008 was reduced by a $98.2 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, due to the impact of the deteriorating economic conditions on cash collected and lower estimates of future collections, compared to an impairment charge of $25.0 million in the prior year. Excluding the effect of the impairment charges and all portfolio sales, Portfolio Management’s revenue represented 57.1 percent of collections in 2008, as compared to 68.3 percent of collections in 2007. The remaining decrease in revenue and collections primarily reflected the effect of the weaker collection environment during 2008. Portfolio sales for 2008 were $3.0 million compared to $21.1 million for 2007.

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

Payroll and related expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
ARM	$583,658	47.9%	$426,177	46.5%	$157,481	37.0%
CRM	256,895	71.1%	246,655	75.1%	10,240	4.2%
Portfolio Management	7,822	42.5%	7,651	5.1%	171	2.2%
Eliminations	(2,894)	3.4%	(532)	0.5%	(2,362)	444.0%
Total	$845,481	55.9%	$679,951	52.9%	$165,530	24.3%

ARM’s payroll and related expenses increased primarily due to the acquisition of OSI on February 29, 2008, and increased as a percentage of revenue due to the OSI acquisition as well as the effect of the weaker collection environment on ARM’s revenue. Included in ARM’s payroll and related expenses was $2.9 million of intercompany expense to CRM, for services provided to ARM.

The decrease in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of our continuing deployment of additional staff in off-shore locations.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $106.9 million to $536.5 million in 2008, from $429.6 million in 2007, and increased as a percentage of revenue to 35.5 percent from 33.4 percent.

Selling, general and administrative expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
ARM	$463,083	38.0%	$362,242	39.6%	$100,841	27.8%
CRM	61,723	17.1%	54,323	16.5%	7,400	13.6%
Portfolio Management	86,533	470.6%	112,708	74.7%	(26,175)	(23.2)%
Eliminations	(74,792)	87.3%	(99,684)	90.9%	24,892	(25.0)%
Total	$536,547	35.5%	$429,589	33.4%	$106,958	24.9%

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

Reimbursable costs and fees.  Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by the Company’s clients. Reimbursable costs and fees are recorded as both revenue and operating expenses on the statement of operations.

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

Income tax (benefit) expense.  For 2008, the effective income tax rate decreased to 16.8 percent from 35.7 percent for 2007, due to losses in the domestic ARM, CRM and Portfolio Management businesses combined with income from certain foreign businesses, which are not subject to income tax, and less income attributable to noncontrolling interests.

Liquidity and Capital Resources

Our primary sources of cash are cash flows from operations, including collections on purchased accounts receivable, bank borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

The capital and credit markets have experienced significant volatility in the recent past and if this continues, it is possible that our ability to access the capital and credit markets may be limited. Currently, our senior notes and senior subordinated notes are assigned ratings by certain rating agencies. Changes in our business environment, operating results, cash flows, or financial position could impact the ratings assigned by these rating agencies. Such significant volatility could also significantly affect the costs of borrowing, which could have a material impact on our financial condition and results of operations. We are currently in compliance with all of our debt covenants, but the future impact on the Company’s operations and financial projections from the challenging economic and business environment may impact our ability to meet our debt covenants in the future.

At this time, we believe that we will be able to finance our current operations, planned capital expenditure requirements, internal growth and debt service obligations, at least through the next twelve months, with the funds generated from our operations, with our existing cash and available borrowings under our Credit Facility (as defined below). Additionally, we may obtain cash through additional equity and debt offerings, if needed.

We have a senior credit facility, referred to as the Credit Facility, that consists of a term loan ($549.3 million outstanding as of December 31, 2009) and a $100.0 million revolving credit facility ($17.0 million outstanding as of December 31, 2009). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes. The Credit Facility contains certain financial and other covenants, the most restrictive of which are the maximum leverage ratio and the minimum interest coverage ratio. At December 31, 2009, our leverage ratio was 4.59, compared to the maximum of 5.50, and our interest coverage ratio was 2.30, compared to the minimum of 1.85.

Due to the expected impact of the economic environment on our clients’ business, and the resulting expected impact of that on our 2010 results, as well as financial covenant ratio adjustments required under the Credit Facility in 2010, we became uncertain of our ability to remain in compliance with the financial covenants through 2010. Therefore, on March 31, 2010, we amended the Credit Facility to, among other things, adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios. In 2010, our maximum leverage ratio covenant is 5.75 and our minimum interest coverage ratio covenant is 1.80. We believe we will be able to maintain compliance with such covenants in 2010. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as further reductions in operating costs. If we were to enter into an agreement with our lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

Our Credit Facility permits us to repurchase our senior notes and senior subordinated notes out of the net cash proceeds of new equity issuances. We are aware that our senior notes and senior subordinated notes are currently trading at a substantial discount to their face amounts. We or our stockholders may from time to time seek to retire or purchase our outstanding notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Our stockholders who acquire such notes may seek to contribute them to us, for retirement, in exchange for the issuance of additional equity. The amounts involved may be material.

On March 25, 2009, we privately placed 148,463.6 shares of our Series B-1 Preferred Stock and 19,957.4 shares of our Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under our revolving credit facility.

In February 2009, we issued 7,400 shares of Series A Preferred Stock to JPM as additional consideration for the acquisition of SST (see Note 4 to our Notes to Consolidated Financial Statements included elsewhere in this Report).

The exclusivity agreement to our nonrecourse credit facility expired on June 30, 2009. As a result, we are no longer required to offer all purchases with a purchase price in excess of $1.0 million to the nonrecourse lender for financing. The borrowings outstanding under the nonrecourse credit facility were not affected and remain subject to the terms discussed below.

Given the decline in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility, we significantly reduced our purchases of accounts in 2009. We currently expect to limit our purchases in 2010 to certain of our non-cancelable forward flow commitments. Additionally, we may opportunistically purchase accounts receivable that allow us to leverage meaningful third-party servicing contracts.  Our amended Credit Facility limits purchases in 2010 to $20 million and purchases in 2011 and beyond to $10 million.

Cash Flows from Operating Activities.  Cash provided by operating activities was $98.5 million in 2009, compared to $93.7 million in 2008. The increase in cash provided by operating activities was primarily attributable to a decrease in accounts receivable, trade of $43.9 million for 2009, compared to a decrease of $11.8 million in the prior year, resulting from the collection of a large outstanding receivable balance during 2009, offset partially by decreases in accounts payable and accrued expenses and income taxes payable.

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

Cash Flows from Investing Activities.  Cash provided by investing activities was $16.7 million in 2009 compared to cash used in investing activities of $424.2 million in 2008. The change in investing activities was primarily attributable to cash paid for acquisitions and acquisition-related costs of $349.4 million in 2008 primarily incurred in connection with the acquisition of OSI on February 29, 2008, as well as lower purchases of accounts receivable in 2009 and $20.0 million of cash received from the sale of our print and mail business in 2009.

Cash used in investing activities was $424.2 million in 2008, compared to $32.7 million in 2007. The increase in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition-related costs of $349.4 million in 2008 primarily incurred in connection with the acquisition of OSI on February 29, 2008.

Cash Flows from Financing Activities.  Cash used in financing activities was $107.2 million in 2009, compared to cash provided by financing activities of $332.2 million in 2008. The change in financing activities resulted from the additional borrowings of $139.0 million under our Credit Facility and the issuance of $210.0 million of stock, both of which were used primarily to fund the OSI acquisition in 2008. Also contributing to the change was a total of $103.8 million of net repayments of borrowings under the Credit Facility in 2009, compared to total net borrowings of $23.8 million in 2008. During 2008, we paid $17.5 million to JPM in connection with the acquisition of SST, which was deemed to be a cash dividend for accounting purposes.

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

Senior Credit Facility.  Our Credit Facility is with a syndicate of financial institutions and consists of a term loan ($549.3 million outstanding at December 31, 2009) and a $100.0 million revolving credit facility. The availability of the revolving credit facility is reduced by any unused letters of credit ($11.8 million at December 31, 2009). As of December 31, 2009, we had $71.2 million of remaining availability under the revolving credit facility.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or a change of control, and the failure to negotiate and obtain any required relief from our lenders, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business. Notwithstanding the foregoing, we may from time to time seek to amend our existing Credit Facility or obtain other funding or additional financing, which may result in additional fees and higher interest rates. Amending our Credit Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the remaining outstanding balance under the term loan will be due upon the expiration of the Credit Facility in May 2013. At December 31, 2009, our leverage ratio was 4.59, compared to the maximum of 5.50, and our interest coverage ratio was 2.30, compared to the minimum of 1.85. We were in compliance with all required financial covenants and we were not aware of any events of default as of December 31, 2009.

Due to the expected impact of the economic environment on our clients’ business, and the resulting expected impact of that on our 2010 results, as well as financial covenant ratio adjustments required under the Credit Facility in 2010, we became uncertain of our ability to remain in compliance with the financial covenants through 2010. Therefore, on March 31, 2010, we amended the Credit Facility to, among other things, adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, and adjust the required principal prepayments.

In 2010, our amended Credit Facility requires a maximum leverage ratio of 5.75 and a minimum interest coverage ratio of 1.80. We believe that over the next 12 months we will continue to maintain our compliance with these covenants. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as further reductions in operating costs. If we were to enter into an agreement with our lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

The amended Credit Facility requires quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The amended Credit Facility also requires quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, as well as annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments.

Senior Notes and Senior Subordinated Notes. We have $165.0 million of floating rate senior notes due 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due 2014 (“Senior Subordinated Notes”) (collectively, “the Notes”). The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of our existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

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

Nonrecourse Credit Facility.  We had a relationship with a lender to provide nonrecourse financing for certain purchases of accounts receivable, at the discretion of the lender.  If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.23 percent 30-day LIBOR at December 31, 2009) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to us and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by us, including interest. Residual cash flow payments are accrued for as embedded derivatives. There were no non-equity borrowings under this relationship during 2009.

Borrowings under this relationship are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

The total nonrecourse debt outstanding was $14.3 million and $37.2 million as of December 31, 2009 and 2008, respectively, which included $2.1 million and $3.7 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 12.8 percent and 10.0 percent for the years ended December 31, 2009 and 2008, respectively. The nonrecourse debt agreements contain certain covenants such as meeting minimum cumulative collection targets. As of December 31, 2009, we were in compliance with all required covenants.

Contractual Obligations.  The following summarizes our contractual obligations as of December 31, 2009 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 12, 13 and 19 in our Notes to Consolidated Financial Statements.

	Payments Due by Period(1)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Credit Facility	$566,260	$29,334	$29,108	$507,818	$—
Notes	365,000	—	—	365,000	—
Nonrecourse credit facility	14,322	10,898	3,424	—	—
Capital leases	4,789	496	903	989	2,401
Other long-term debt	1,159	971	161	27	—
Estimated interest payments(2)	304,545	85,714	150,461	68,370	—
Operating leases(3)	181,607	49,557	73,243	41,260	17,547
Purchase commitments	50,609	29,562	21,047	—	—
Forward-flow agreements	10,352	10,352	—	—	—

Total contractual obligations	$1,498,643	$216,884	$278,347	$983,464	$19,948

(1)  Does not include deferred income taxes since the timing of payment is not certain (see note 14 in our Notes to Consolidated Financial Statements). Payments of debt assume no prepayments.

(2)  Represents estimated future interest expense based on applicable rates, including minimum rates as defined in our amended senior credit facility.

(3)  Does not include the leases from our former Fort Washington locations (see note 19 in our Notes to Consolidated Financial Statements).

Because their future cash outflows are uncertain, noncurrent liabilities for income tax contingencies are excluded from the table above. As discussed in Note 2 in our Notes to Consolidated Financial Statements, we adopted the provisions of the authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. At December 31, 2009, we had approximately $4.9 million in reserves for uncertain tax positions and an accrual for related interest expense of $4.5 million. Currently, we do not estimate a cash settlement with the applicable taxing authority will occur within 12 months for the majority of these unrecognized tax benefits.

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

Foreign Currency Risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the Philippine peso, the British pound and the Australian dollar. Due to the size of the Philippine operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

Interest Rate Risk.  At December 31, 2009, we had $745.6 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. Currently, we primarily use interest rate swap agreements to limit potential losses from adverse interest rate changes. Our interest rate swap agreements minimize the impact of LIBOR fluctuations on the interest payments on our floating rate debt. We are required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and we receive from the counterparties variable quarterly interest payments based on LIBOR.

Impact of Recently Issued and Proposed Accounting Guidance

In June 2009, the FASB issued authoritative guidance for transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and eliminates the exception from applying guidance related to consolidating of variable interest entities to qualifying special-purpose entities. This guidance requires additional disclosures in order to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance is effective for us on January 1, 2010. We are currently reviewing the guidance to assess the impact of adoption.

In June 2009, the FASB issued amended guidance for consolidation of variable interest entities. This guidance amends previous guidance to require companies to perform an analysis to determine if their variable interest gives them a controlling financial interest in the variable interest entity, and requires ongoing reassessments of who is the primary beneficiary of a variable interest entity. This guidance also requires enhanced disclosures of information about involvement in a variable interest entity. This guidance is effective for us on January 1, 2010. We are currently reviewing the guidance to assess the impact of adoption.

In October 2009, the FASB issued amended guidance for revenue recognition related to multiple-deliverable revenue arrangements. This guidance, among other things, creates a hierarchy for determining the selling price of a deliverable, which will now include an estimated selling price if neither vendor-specific objective evidence nor third-party evidence exist. This may result in more instances of separating consideration in multiple-deliverable arrangements. Disclosures related to multiple-deliverable revenue arrangements have also been expanded. This guidance is effective for us for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. We are currently reviewing the guidance to assess the impact of adoption.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

Disclosure regarding this item is included in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading of “Market Risk,” of this Report on Form 10-K and note 16 in our Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K.

Item 8.                    Financial Statements and Supplementary Data

The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 14 of this Report on Form 10-K and begin on page F-1.

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2009, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting During the Quarter Ended December 31, 2009

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management of NCO Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f).

Our management, with the participation of our chief executive officer and chief financial officer, conducted an assessment as of December 31, 2009, of the effectiveness of the Company’s internal control over financial reporting, using the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.         Other Information

Entry into a Material Definitive Agreement

On March 31, 2010, NCO Group, Inc. (the “Company”) entered into the Third Amendment to the Credit Agreement by and among the Company, NCO Financial Systems, Inc., certain guarantors under the Credit Agreement (defined below), Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (the “Third Amendment”). The Third Amendment amended the Credit Agreement dated as of November 15, 2006 among the Company, NCO Financial Systems, Inc., the subsidiary guarantors party thereto, Morgan Stanley & Co. Incorporated as collateral agent, Morgan Stanley Senior Funding, Inc. as administrative agent, and the other lenders party thereto, as amended pursuant to the First Amendment to Credit Agreement dated as of February 8, 2008 and the Second Amendment to Credit Agreement dated as of March 25, 2009 (as amended, the “Credit Agreement”). The Third Amendment amends the Credit Agreement to, among other things: (i) adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios; (ii) require quarterly mandatory prepayments of term loan borrowings of 75 percent of the net portfolio collections (as defined in the Credit Agreement) from the Company’s purchased accounts receivable business for such fiscal quarter, subject to deduction for voluntary prepayments of term loan borrowings; (iii) increase the annual prepayments required to be made to an amount equal to 75 percent or 50 percent of the Company’s annual excess cash flow, as defined in the Credit Agreement, based on its leverage ratio, less the amounts paid under the quarterly purchased accounts receivable excess cash flow prepayments and any voluntary prepayments; (iv) limit the Company’s investments in purchased accounts receivable to $20 million in 2010 and $10 million in 2011 and each year thereafter; and (v) eliminate the ability to use available excess cash flow to repurchase the Company’s notes.  A copy of the Third Amendment is attached as exhibit 10.34 hereto and is incorporated herein by reference.

The lenders or their affiliates have in the past engaged, and may in the future engage, in transactions with and perform services, including commercial banking, financial advisory and investment banking services, for the Company and its affiliates in the ordinary course of business for which they have received or will receive customary fees and expenses. One Equity Partners, a significant stockholder of the Company, manages certain investments and commitments for JP Morgan Chase & Co., an affiliate of JPMorgan Chase Bank, N.A., in direct private equity transactions. JPMorgan Chase Bank, N.A. is a lender under our Credit Agreement. One Equity Partners is managed by OEP Holding Corporation, a wholly-owned indirect subsidiary of JPMorgan Chase & Co.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and executive officers.

Name	Age(1)	Position
Michael J. Barrist	49	Chairman of the Board(2), President and Chief Executive Officer

Stephen W. Elliott	48	Executive Vice President, Information Technology and Chief Information Officer

Joshua Gindin, Esq.	53	Executive Vice President and General Counsel

Steven Leckerman	57	Executive Vice President and Chief Operating Officer

John R. Schwab	42	Executive Vice President, Finance, Chief Financial Officer and Treasurer

Albert Zezulinski	63	Executive Vice President, Marketing and Administrative Operations

Austin A. Adams	67	Director(2)

Henry H. Briance	25	Director(2)

Colin M. Farmer	36	Director(2)

Edward A. Kangas	65	Director(2)

Leo J. Pound	55	Director(2)

(1)  As of March 31, 2010

(2)  Each Director serves a term of one year and until his successor is duly elected and qualified

Michael J. Barrist — Mr. Barrist has served as our Chairman of the Board, President and Chief Executive Officer since purchasing the Company in 1986. Mr. Barrist was employed by U.S. Healthcare, Inc., a managed healthcare company, from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a Certified Public Accountant. Mr. Barrist’s day to day leadership of the Company, as Chief Executive Officer, provides him with in-depth knowledge of the Company’s operations. Mr. Barrist’s years of experience running the Company provides the Board with an extensive understanding of the Company’s history, challenges and operations, which adds valuable insight for Board decision making.

Stephen W. Elliott — Mr. Elliott joined us in 1996 as Senior Vice President, Technology and Chief Information Officer and became an Executive Vice President in February 1999. Prior to joining us, Mr. Elliott was employed by Electronic Data Systems, a computer services company, for almost 10 years, most recently as Senior Account Manager.

Joshua Gindin, Esq. — Mr. Gindin joined us in May 1998. Prior to joining us, Mr. Gindin was a partner in the law firm of Kessler & Gindin, which had served as our legal counsel since 1986.

Steven Leckerman — Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations and since then has held various positions. In November 2008, Mr. Leckerman became Executive Vice President and Chief Operating Officer. From 1982 to 1995, Mr. Leckerman was a manager of dialer and special projects at Allied Bond Corporation, a collection company that was a division of TransUnion Corporation.

John R. Schwab — Mr. Schwab joined us as Senior Vice President, Finance and Chief Accounting Officer, through the acquisition of RMH Teleservices, Inc. in April 2004, where he was the Chief Financial Officer since 2003. In May 2006, Mr. Schwab became Executive Vice President, Finance, Chief Financial Officer and

Treasurer. From 2000 to 2003, Mr. Schwab was employed by Inrange Technologies, Inc., a data storage networking company, most recently as the Chief Financial Officer. Prior to that, Mr. Schwab worked for Arthur Andersen for 11 years.

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

Austin A. Adams — Mr. Adams was the Corporate Chief Information Officer of JPMorgan Chase from July 2004, when JPMorgan Chase merged with Bank One Corporation, until his retirement in October 2006. Prior to the merger, Mr. Adams was Executive Vice President and Chief Information Officer of Bank One. Prior to joining Bank One in 2001, Mr. Adams was Chief Information Officer of First Union Corporation. Mr. Adams was appointed to the Board of Directors in February 2007. Mr. Adams is also a director of the Dun & Bradstreet Corporation and Spectra Energy Corp. Mr. Adams has substantial experience with complex information technology infrastructures, such as ours, and brings significant experience to the Board having served as Chief Information Officer of several large financial services companies, and director of large public corporations.

Henry H. Briance — Mr. Briance is a Vice President at One Equity Partners, which he joined in September 2006. Mr. Briance received a BA in Classics from the University of Cambridge in 2005. Mr. Briance has experience in investment banking and financial services, and serves as a director of several private companies. He is familiar with highly complex capital structures.

Colin M. Farmer — Mr. Farmer is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in October 2006, Mr. Farmer spent eight years at Harvest Partners, a middle-market private equity firm. Prior to that, Mr. Farmer worked at Robertson Stephens & Company. Mr. Farmer is a Trustee of the Princeton University Rowing Association. Mr. Farmer is also a director of X-Rite, Incorporated. Mr. Farmer has significant experience as an executive of several private equity firms. He is familiar with and has designed highly complex capital structures. His experience with the financial markets has helped guide our capital structure decisions.  In addition Mr. Farmer serves as a director of a number of companies.

Edward A. Kangas — Mr. Kangas was Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu from 1989 until his retirement in 2000. Mr. Kangas served as Managing Partner of Deloitte & Touche (USA) from 1989 to 1994 and Managing Partner and Chief Executive Officer of Touche Ross in from 1985 to 1989. After his retirement, Mr. Kangas served as a consultant to Deloitte until 2004. Mr. Kangas was appointed to the Board of Directors in February 2007. Mr. Kangas is also a director of Eclipsys Corporation, United Technologies Corporation, Hovnanian Enterprises, Inc., Intuit Inc. and Tenet Healthcare Corporation. Mr. Kangas was on the board of Electronic Data Systems Corporation from 2004 to 2008. Mr. Kangas has substantial financial and accounting expertise and brings significant experience to the Board having served as Chief Executive Officer of one of the largest public accounting firms and director of many large public corporations.

Leo J. Pound — Mr. Pound has been a Principal of Pound Consulting, which provides management consultant services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound was appointed to the Board of Directors in February 2007. He had previously served on the Board of Directors of NCO Group, Inc. from 2000 until the date of the Company’s “going-private” transaction, referred to as the Transaction, in November 2006. Mr. Pound has extensive experience in financial and accounting matters, as well as mergers and acquisitions, due diligence, management structure and business and financial planning. He also has a long history with the Company which provides a helpful perspective for Board decision making. Mr. Pound qualifies as an audit committee financial expert due to his previous experience in public accounting and as a Chief Financial Officer for several private companies.

Effective March 9, 2009, Mr. Richard M. Cashin, Jr. resigned from our Board of Directors and Mr. Briance was appointed as director by the remaining members of our Board to fill the vacancy. Mr. Cashin was, and Mr. Briance is, a representative designee of One Equity Partners, referred to as OEP, under the Stockholders’ Agreement described below. Effective March 22, 2010, Mr. Cohen, a representative designee of OEP, resigned from our Board of Directors. OEP has not yet designated a replacement director.

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

The Stockholders’ Agreements further provide that our Board will consist of seven members, which subject to certain exceptions, will be determined as follows: Mr. Barrist has the right to be a member of our Board (including the compensation committee and any other committee of the Board at Mr. Barrist’s election, subject to legal limitations), and also has the right, so long as he is our chief executive officer, to designate an independent member to our Board (who must be reasonably satisfactory to OEP). OEP has the right to designate three members of our Board as representatives of OEP and to designate two additional independent members (who must be reasonably acceptable to Mr. Barrist).

OEP’s representative designees on our Board are Messrs. Briance and Farmer and independent designees on our Board are Messrs. Adams and Kangas. Mr. Barrist’s independent designee on our Board is Mr. Pound.

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

Base Salary. Base salary is used to reward superior individual performance of each executive officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary to attract and retain top quality executives and other management employees from other companies. Moreover, base salary and increases to base salary recognize the overall experience, position and responsibilities within NCO and expected contributions to NCO of each executive officer. Typically, the Compensation Committee will review and adjust base salaries on an annual basis. In connection with the closing of our “going-private” transaction, referred to as the Transaction, we entered into new employment agreements with each of our executive officers. For a description of the material terms of such employment agreements, see “—Employment Agreements.” Each employment agreement, among other things, sets forth the executive’s minimum base salary (which shall at a minimum be upwardly adjusted each year in accordance with the Consumer Price Index (“CPI”)). Given that the compensation of each of our executive officers had been renegotiated in connection with the Transaction, we did not engage the services of a compensation consultant with respect to, or otherwise undertake an extensive reassessment of, executive compensation for 2007 or 2008. In March 2009, the Compensation Committee increased Mr. Leckerman’s annual base salary to $700,000 in light of the additional responsibilities he had assumed in 2008, and increased Mr. Schwab’s annual base salary to  $400,000 so that Mr. Schwab was compensated at a level that the Compensation Committee believed was comparable to that of chief financial officers of similarly situated companies. The Compensation Committee determined that the annual base salaries of our other executive officers would not be increased for 2009, other than for a CPI adjustment. In March 2010, the Compensation Committee determined that the annual base salaries of our executive officers would not be increased for 2010. Additionally, our executive officers did not receive the annual CPI upward adjustment in 2010 because the change in CPI was negative. Under their employment agreements, Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman are entitled to receive annual base salaries for 2010 of $811,750, $400,000, $397,171, $397,171 and $700,000, respectively. Information concerning base salaries paid to these executive officers in 2009 is set forth in “—Summary Compensation—2009 Summary Compensation Table.”

Management Incentive Compensation. We believe that a significant portion of the total potential compensation of our executive officers should depend upon the degree of our financial success in a particular year.  Management incentive compensation is used to reward our executives upon the achievement of certain goals contained in our annual operating plan. Under the employment agreements that we entered into with each of our executive officers, each executive is entitled to earn cash incentive compensation of from 75 percent to 100 percent of his base salary based on the achievement of the Company’s annual operating plan.

Each year the Compensation Committee sets performance-based targets based on our annual operating plan that must be met in order for the executive officers to earn an annual bonus. For 2009, 50 percent of the bonus was based on achieving targets for NCO’s earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, and 50 percent was based on senior debt repayment targets. The targets set by the Compensation Committee included a range of performance levels that gave the executive officers the potential to earn from zero percent to 150 percent of the cash incentive compensation specified in their respective employment agreements.  For example, if NCO achieved EBITDA of $218 million for 2009 and repaid $31 million of senior debt during 2009, the executive officers would have received 100 percent of their cash incentive compensation specified in their respective employment agreements.

The Compensation Committee may, in determining the annual bonus amount, take into consideration other extenuating circumstances not within the control of the Company that may have occurred during the year that impacted the annual operating plan thus rendering the performance-based targets unattainable.

In March 2009, the Compensation Committee determined that the goals for 2008 had not been achieved and did not award any bonuses under the employment agreements. In March 2010, the Compensation Committee determined that the EBITDA targets for 2009 were not achieved but the debt repayment targets were achieved, and awarded 50 percent of the bonus potential to the executive officers. The Compensation Committee has not yet determined the incentive compensation performance-based targets for 2010.

See “—Summary Compensation—2009 Summary Compensation Table” for the actual amounts paid out to the Named Executive Officers for 2009, 2008 and 2007. References to our “Named Executive Officers” means all of the executive officers named in the “2009 Summary Compensation Table.” Amounts paid under the management incentive program are reported in the “Non-Equity Incentive Plan Compensation” column.

For 2010, Messrs. Barrist’s, Schwab’s, Elliott’s, Gindin’s and Leckerman’s maximum bonus potential as a percentage of each individual’s base salary is equal to 100 percent, 75 percent, 75 percent, 75 percent and 100 percent, respectively.

Equity Compensation. We have a Restricted Share Plan which authorizes grants of restricted shares of our Class A common stock to our officers, key employees and directors. The total number of restricted shares authorized for issuance under the Restricted Share Plan is 336,666.7 shares. Each share of restricted stock issued pursuant to the Restricted Share Plan, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders’ Agreement. The purpose of the restricted share plan awards is to align managements’ objectives with those of the stockholders. The number of shares awarded to management is based on recommendations made by Mr. Barrist and approved by the Compensation Committee. There were no restricted share awards granted to our executive officers during 2009. Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest. The shares of restricted stock that have been granted under the Restricted Share Plan to our executive officers vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs, subject to certain resale restrictions if vesting occurs as a result of a Public Offering.  For a description of additional termination or change in control provisions in the Restricted Share Plan, see “ — Potential Payments Upon Termination of Employment or Change in Control.”

In the future, the Compensation Committee, on a discretionary basis, may elect to award our executive officers restricted stock under the Restricted Share Plan, although there is no obligation for us to do so and we do not expect any such awards to be material.

As a condition to the grant of an award under our Restricted Share Plan, the recipient is required to make an election to include in the recipient’s current year income the fair market value, as of the date of grant, of the restricted shares pursuant to Internal Revenue Code Section 83(b). We pay the recipient an amount equal to the income taxes that the recipient incurs as a result of making the 83(b) election, as well as any additional taxes imposed as a result of the payment, referred to as a “gross-up.” These amounts are included in “All Other Compensation” column in the “—Summary Compensation—2009 Summary Compensation Table.”

Severance Benefits. Each Named Executive Officer’s employment agreement contains termination provisions that provide each respective executive officer with severance payments if their respective employment is terminated in specified circumstances. See “—Potential Payments Upon Termination of Employment or Change in Control—Termination or Change in Control Provisions in Employment Agreements.”

Death Benefits. We provide beneficiaries of designated participants with a death benefit in the event of the participant’s death while employed by us. The benefit provides each participant, as long as such participant is employed with the Company, with a fixed dollar term life insurance policy for the beneficiaries of such participant’s choice. Executive participants are selected by the Board, and each of our Named Executive Officers is a participant. Under this benefit, beneficiaries of Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman would be entitled to receive a lump sum payment of $4,500,000, $2,000,000, $2,000,000, $2,000,000 and $4,000,000, respectively. The Company previously had an Executive Salary Continuation Plan, which in 2009 was replaced by the death benefit described above. See “—Potential Payments Upon Termination of Employment or Change in Control—Death Benefits.”

401(k) Plan Matching Contributions. We match, in cash, 25 percent of the first 6 percent of the contributions to our 401(k) plan that each employee, including each Named Executive Officer, makes during the year. For each eligible employee, their contributions are limited to the 15 percent of such employee’s income on a pre-tax basis, subject to limitations under Section 401(k) of the Internal Revenue Code of 1986, as amended, referred to as the Code. We provide these matching contributions to all of our employees, including Named Executive Officers, who participate in the 401(k) plan, to encourage them to systematically save for retirement.

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

Perquisites, Personal Benefits and Other Compensation. Each of our Named Executive Officers receives a limited amount of perquisites and other personal benefits that we pay on their behalf or for which we provide reimbursement. We provide our Named Executive Officers the use of an automobile leased by us at prices ranging from $1,250 to $2,300 per month or a monthly cash allowance for an equivalent amount. Mr. Barrist’s compensation also includes the use by Mr. Barrist of an aggregate of 150 hours on an airplane that is partly owned by NCO for both business and personal use, as determined by Mr. Barrist in his discretion. We believe providing our Named Executive Officers with these benefits is justified because our Named Executive Officers contribute substantially to our financial and operating performance and to the growth and development of our business. The perquisites and other personal benefits provided to our Named Executive Officers are disclosed below in the “All Other Compensation” column in “—Summary Compensation—2009 Summary Compensation Table.”

Processes and Procedures for the Determination of Executive Officer Compensation

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

Role of Compensation Consultants in Determining or Recommending Executive Compensation. Under its charter, the Compensation Committee has authority to retain, at our expense, such counsel, consultants, experts and other professionals as it deems necessary. The Compensation Committee has not used consultants in the past, and there are currently no plans to engage consultants in the future.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with our management. Based on this review and these discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2009.

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

Summary Compensation

The following table sets forth the compensation earned during 2009, 2008 and 2007 by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2009. We refer to these individuals collectively as our “Named Executive Officers.”

2009 Summary Compensation Table

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus(1)	Awards(2)	Compensation(3)	Compensation(4)	Total
Position	Year	($)	($)	($)	($)	($)	($)
Michael J. Barrist President and Chief Executive Officer	2009	810,926	—	—	405,875	540,411	1,757,212
	2008	784,592	—	208,031	—	768,018	1,760,641
	2007	767,838	—	—	768,084	518,342	2,054,264

John R. Schwab Executive Vice President, Finance, Chief Financial Officer and Treasurer	2009 2008 2007	390,515 344,933 337,741	— — 75,000	— 118,378 44,431	150,000 — 253,256	24,532 95,212 18,643	565,047 558,523 729,071

Stephen W. Elliott Executive Vice President, Information Technology and Chief Information Officer	2009 2008 2007	396,768 383,883 382,354	— — 53,000	— 121,498 44,431	148,939 — 281,854	32,509 86,119 31,225	578,216 591,500 792,864

Joshua Gindin, Esq. Executive Vice President and General Counsel	2009	396,768	—	—	148,939	32,695	578,402
	2008	383,883	—	119,938	—	83,545	587,366
	2007	378,536	94,000	44,431	281,855	27,127	825,949

Steven Leckerman Executive Vice President and Chief Operating Officer	2009	692,627	—	—	350,000	51,962	1,094,589
	2008	645,784	—	153,867	—	97,807	897,458
	2007	622,950	561,000	56,687	623,400	24,461	1,888,498

(1)   The amounts in this column represent transition bonuses earned by the Named Executive Officers. In connection with the Transaction, each of the Named Executive Officers was awarded a transition bonus for certain transition services performed by the Named Executive Officers. Each of the transition bonuses in this column were paid in installments in 2007 per a schedule set forth in the applicable employment agreement.

(2)   The amounts in this column represent the aggregate grant date fair value for restricted stock granted under our Restricted Share Plan computed in accordance with FASB ASC Topic 718. In accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. Generally, the full grant date fair value is the amount we would recognize for financial statement reporting purposes over the award’s vesting schedule. Our common stock is not publicly traded and therefore no market value for our shares is readily available. Amounts in this column represent the value of the shares based on their most recent purchase price per share.

(3)   Represents amounts earned under our management incentive program for executive officers. See “—Grants of Plan-Based Awards.”

(4)   The following table summarizes all other compensation paid during 2009 to our Named Executive Officers.

Executive Officer	Car (a) ($)	Aircraft Usage(b) ($)	Other Compensation(c) ($)	Total All Other Compensation ($)
Michael J. Barrist	25,918	495,873	18,620	540,411
John R. Schwab	15,041	—	9,491	24,532
Stephen W. Elliott	19,170	—	13,339	32,509
Joshua Gindin, Esq.	18,592	—	14,103	32,695
Steven Leckerman	27,719	—	24,243	51,962

(a)     The amount reported represents the amount we paid to lease the Named Executive Officers’ respective cars.

(b)     Represents Mr. Barrist’s personal use of an aircraft partly owned by us, calculated by using our actual variable operating costs of $275,663 plus the hourly cost equivalent for the monthly management fee, interest and depreciation of $38,985 and lost tax benefits to us of $181,225 attributable to such flights.

(c)     Represents Company paid or reimbursed health, disability, and life insurance premiums and Company contributions to 401(k) plans.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during 2009.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)
Michael J. Barrist	(1)	—	(2)	811,750	(1)	1,217,625	(2)
John R. Schwab	(1)	—	(2)	300,000	(1)	450,000	(2)
Stephen W. Elliott	(1)	—	(2)	297,878	(1)	446,817	(2)
Joshua Gindin, Esq.	(1)	—	(2)	297,878	(1)	446,817	(2)
Steven Leckerman	(1)	—	(2)	700,000	(1)	1,050,000	(2)

(1)   Under the employment agreements with each of our executive officers, each executive is entitled to earn incentive compensation of from 75 percent to 100 percent of his base salary based on our achievement of our annual operating plan for the year. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Management Incentive Compensation.” Messrs. Barrist’s, Schwab’s, Elliott’s, Gindin’s and Leckerman’s target bonus potential as a percentage of each individual’s base salary is equal to 100 percent, 75 percent, 75 percent, 75 percent and 100 percent, respectively. The Compensation Committee has the discretion to pay at, above or below these targets.

(2)   The performance targets set by the Compensation Committee included a range of performance levels that gave the executive officers the potential to earn from zero percent to 150 percent of the cash incentive compensation specified in their respective employment agreements.

Employment Agreements

We entered into definitive employment agreements, effective as of November 15, 2006, with each of our executive officers.

The current terms of Mr. Barrist’s employment agreement include:

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

•      Mr. Barrist will have the opportunity to earn an annual cash bonus equal to 100 percent of his base salary (such percentage of base salary is referred to as Mr. Barrist’s “target bonus”), based upon the achievement by us of our annual operating plan as presented to the Board by our chief executive officer and approved by the Board;

•      Mr. Barrist will receive a car allowance of $2,500 per month, an aggregate of 150 hours per year (for both business and personal use) on an airplane that is partly owned by us, in addition to other perquisites;

•      Upon a termination of employment by reason of death, disability, without “cause” or a resignation for “good reason,” Mr. Barrist will receive his accrued but unpaid base salary and target bonus, continue to receive base salary, target bonuses and health and welfare benefits for the greater of (i) one year or (ii) the remainder of the initial term of his employment agreement, referred to as the “Barrist Severance Period” (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•      Upon a termination of employment by reason of death, Mr. Barrist’s beneficiaries will also receive the benefits provided under our death benefit (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•      Upon a termination of employment for “cause” or a resignation without “good reason,” Mr. Barrist will receive his accrued but unpaid base salary and annual bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•      Mr. Barrist is subject to non-compete, non-solicitation and non-interference covenants during his employment and ending on the later of (i) the last day of the Barrist Severance Period or (ii) two years after termination of employment;

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

The terms of the employment agreements of our other named executive officers, Messrs. Schwab, Elliott, Gindin and Leckerman include the following terms:

•      Each executive will retain the same position as that held with NCO prior to the Transaction;

•      The initial term of each employment agreement is five years, each may be extended thereafter and each is subject to early termination;

•      Each of Messrs. Schwab, Elliott, Gindin and Leckerman will receive base salaries as stated in their respective employment agreements, to be adjusted upward, at a minimum, annually in accordance with the Consumer Price Index in effect for such year;

•      Each executive will receive employee benefits and perquisites similar with those provided prior to the Transaction;

•      Each of Messrs. Schwab, Elliott, Gindin and Leckerman will have the opportunity to earn an annual bonus equal to 75 percent, 75 percent, 75 percent and 100 percent, respectively, of his base salary (such percentage of base salary is referred to as such executive’s “target bonus”), based upon the achievement by us of our annual operating plan as presented to the Board by our chief executive officer and approved by the Board;

•      Each of Messrs. Schwab, Elliott, Gindin and Leckerman were entitled to receive a pre-determined cash bonus, ranging from $415,000 to $1.45 million, for certain transition services, referred to as a transition bonus, to be performed by such executive during the 12-month period following the closing of the Transaction;

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

•      Upon a termination of employment by reason of death, the executive’s beneficiaries will also receive the benefits provided under our death benefit (see “—Potential Payments Upon Termination of Employment or Change in Control”);

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

Restricted Share Plan

On November 15, 2006, we adopted a restricted share plan, known as the NCO Group, Inc. Restricted Share Plan (the “Restricted Share Plan”) which authorizes grants of restricted shares of our Class A common stock to our officers and key employees. On March 28, 2008, the Board of Directors approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board of Directors to participate in the Restricted Share Plan and (ii) to increase the number of shares authorized for issuance under the Restricted Share Plan to 336,666.7 shares. No awards were granted under the Restricted Share Plan during 2009. At December 31, 2009, there were 333,010.8 shares issued under the Restricted Share Plan and 3,655.9 shares available for future issuance.

The Restricted Share Plan is administered by the Compensation Committee of our Board. Each share of restricted stock issued pursuant to the Restricted Share Plan, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders’ Agreement.

Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest. The shares of restricted stock that have been granted under the Restricted Share Plan vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us or continues to serve as our director, as applicable. In addition, if a recipient’s employment or service as a director, as applicable, is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment, or service as a director, as applicable, with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed, or remained as our director, as applicable, through the annual vesting date. For purposes of awards to the directors, the terms “Cause” and “Good Reason” are as defined in the Restricted Share Plan, except that such terms are interpreted as applicable to apply to the termination of a director’s service as a director rather than termination of employment. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs, subject to certain resale restrictions if vesting occurs as a result of a Public Offering. For a description of additional termination or change in control provisions in the Restricted Share Plan, which are applicable to the awards that have been issued to our executive officers and directors, see “—Potential Payments Upon Termination of Employment or Change in Control.”

In the future, the Compensation Committee, on a discretionary basis, may elect to award our executive officers or directors restricted stock under the Restricted Share Plan, although there is no obligation for us to do so and we do not expect any such awards to be material.

If cash dividends are declared by our Board on our common stock, dividends will be paid on the shares of restricted stock awarded under our Restricted Share Plan regardless of vesting. In addition, unless otherwise determined by the Compensation Committee, holders of restricted shares will have the right to vote such shares during the restriction period.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2009.

		Stock Awards
Name	Date of Grant	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael J. Barrist	3/31/2008	15,602.3	N/A
John R. Schwab	11/17/2006	5,185.1	N/A
	8/10/2007	2,221.5	N/A
	3/31/2008	8,878.3	N/A
Stephen W. Elliott	11/17/2006	5,185.1	N/A
	8/10/2007	2,221.5	N/A
	3/31/2008	9,112.4	N/A
Joshua Gindin, Esq.	11/17/2006	5,185.1	N/A
	8/10/2007	2,221.5	N/A
	3/31/2008	8,995.3	N/A
Steven Leckerman	11/17/2006	6,615.4	N/A
	8/10/2007	2,834.4	N/A
	3/31/2008	11,540.0	N/A

(1)   Represents awards of restricted shares under our Restricted Share Plan which are scheduled to vest in 25 percent increments over a period of 4 years beginning on the first anniversary of the date of grant, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs. See “—Restricted Share Plan”. For a description of additional termination or change in control provisions, including our right to repurchase the shares issued, in the Restricted Share Plan, see “—Potential Payments Upon Termination of Employment or Change in Control.” In addition, each share of restricted stock issued pursuant to the Restricted Stock Plan, regardless of whether the restriction period with regard to such share has lapsed, is subject to transfer restrictions, repurchase rights and other restrictions set forth in a Stockholders’ Agreement.  See “—Restricted Share Plan.”

(2)   Our common stock is not publicly traded and therefore no market value for our shares is readily available.

Stock Vested in 2009

The following table provides information concerning restricted share awards held by the Named Executive Officers that vested during 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Michael J. Barrist	5,200.8	N/A
John R. Schwab	9,255.3	N/A
Stephen W. Elliott	9,333.3	N/A
Joshua Gindin, Esq.	9,294.3	N/A
Steven Leckerman	11,879.3	N/A

(1)     These shares remain subject to transfer restrictions, repurchase rights and other restrictions set forth in a Stockholders’ Agreement and the stock awards issued pursuant to the Restricted Share Plan.  See “—Restricted Share Plan” and “-Potential Payments Upon Termination of Employment or Change in Control.”

(2)     Our common stock is not publicly traded and therefore no market value for our shares is readily available.

Nonqualified Deferred Compensation

Our Deferred Compensation Plan permits eligible employees to defer receipt and taxation of their compensation each year up to the limit in effect under Section 402(g) of the Code ($16,500 for 2009) (less amounts contributed to our 401(k) Plan). In addition, in our absolute and sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by us are eligible to participate in the Deferred Compensation Plan.

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

A participant may make an early withdrawal if such participant demonstrates a special need or hardship due to “severe financial emergency.”

The following table provides information concerning amounts held under the Deferred Compensation Plan for the benefit of our Named Executive Officers.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Balance at Last FY (2) ($)
Michael J. Barrist	—	—	6,516	26,757
John R. Schwab	—	—	1,389	8,542
Stephen W. Elliott	—	—	—	—
Joshua Gindin, Esq.	—	—	—	—
Steven Leckerman	—	—	—	—

(1)         The aggregate earnings represent the market value change of this plan during 2009. Earnings received by the Named Executive Officers are not reported as compensation in the Summary Compensation Table because such earnings are not considered to be “above market” earnings under SEC regulations.

(2)         Amounts reported in the Aggregate Balance at Last FY which were previously reported as compensation to the Named Executive Officers in the Summary Compensation Table included in prior SEC filings for previous years included $22,416 and $5,894 for Messrs. Barrist and Schwab, respectively. These amounts represent executive contributions and registrant contributions for prior years.

Potential Payments Upon Termination of Employment or Change in Control

Death Benefits

We provide beneficiaries of designated participants with a death benefit in the event of the participant’s death while employed by us. The benefit provides each participant, as long as such participant is employed with the Company, with a fixed dollar term life insurance policy for the beneficiaries of such participant’s choice. Executive participants are selected by the Board, and each of our Named Executive Officers is a participant. Under this benefit, beneficiaries of Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman would be entitled to receive a lump sum payment of $4,500,000, $2,000,000, $2,000,000, $2,000,000 and $4,000,000, respectively. The Company previously had an Executive Salary Continuation Plan, which in 2009 was replaced by the death benefit described above.

Termination or Change in Control Provisions in Restricted Share Plan

Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest and the extent, if any, to which vesting accelerates upon a Change in Control. “Change of Control” is defined in the Restricted Share Plan as (i) any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, (ii) any transfer by our company of all or substantially all of its assets on a consolidated basis, (iii) any consolidation, merger or reorganization of our company with or into any other entity or entities as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our Board immediately prior to such consolidation, merger or reorganization no longer beneficially own, directly or indirectly, the outstanding capital stock of the surviving corporation possessing the voting power (under ordinary circumstances) to elect a majority of the surviving corporation’s board of directors, (iv) any transfer to any third party of shares of our company’s capital stock by the holders thereof as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board immediately prior to such transfer no longer beneficially own, directly or indirectly, the outstanding capital stock of our company possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board, or (v) a change in the constituency of the Board with the result that individuals, who were members of the Board on November 15, 2006 (or individuals designated by OEP or Mr. Barrist in place thereof) cease for any reason to constitute at least a majority of the Board.

The individual award agreements that have been issued to our executives provide the following enhanced vesting provisions related to termination of employment or a Change of Control:

•                  If a holder’s employment is terminated by us without “Cause” or if the holder terminates his employment for “Good Reason” within three months immediately preceding an annual vesting date, such holder’s award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had the holder remained employed through that annual vesting date; and

•                  In the event that during a holder’s service with us, a Change in Control occurs, then 100 percent of the holder’s award will become vested.

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

The individual award agreements that have been issued to our executives also provide that in the event that no public offering has occurred and a holder of restricted shares ceases to be employed by us for any reason within five years of the date of grant, all of the holder’s restricted shares, whether or not vested, will remain outstanding following the date of such holder’s termination of employment and, for a 180-day period thereafter, we will have the right to repurchase both the vested and unvested portions of such awards at the prices set forth below, as applicable:

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

The individual award agreements that have been issued to our executives further provide that in the event a holder’s employment terminates at any time following, the earlier to occur of (a) a public offering and (b) the fifth anniversary of the grant date, the holder will retain all restricted shares that were vested at the time of termination (including any restricted shares that vested in connection with the public offering or termination).

Termination or Change in Control Provisions in Employment Agreements

Michael J. Barrist. Mr. Barrist’s employment agreement provides that upon a termination of employment by reason of death, disability, without “Cause” or a resignation for “Good Reason,” Mr. Barrist will receive his accrued but unpaid base salary and target bonus, and will continue to receive base salary, target bonuses and health and welfare benefits for the greater of (i) one year or (ii) the remainder of the initial term of his employment agreement. In addition, Mr. Barrist’s employment agreement provides that if Mr. Barrist’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under our Executive Salary Continuation Plan. See “—Executive Salary Continuation Plan” described above. If Mr. Barrist during any period of disability, including after termination of his employment agreement, receives any periodic payments representing lost compensation under any health and accident policy or under any salary continuation insurance policy, the premiums for which have been paid by us, the amount of the base salary that Mr. Barrist would be entitled to receive from us shall be decreased by the amounts of such payments.

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

Mr. Barrist’s employment agreement provides that he will be entitled to reimbursement of certain excise taxes imposed upon him in connection with payments to be made to him in connection with a change in control of the Company and any federal, state and local income tax and excise tax imposed on the reimbursed excise tax.

Other Named Executive Officers. The employment agreements of our other Named Executive Officers, Messrs. Schwab, Elliott, Gindin and Leckerman, provide that upon a termination of employment during the five year period commencing November 15, 2006 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus, and will continue to receive his then current base salary, target bonuses and health and welfare benefits for two years following termination. In addition, each of the employment agreements provide that if such executive’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under our Executive Salary Continuation Plan. See “—Executive Salary Continuation Plan” described above.

The employment agreements further provide that upon a termination of employment after the five year period commencing November 15, 2006 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus, and will continue to receive his then current base salary, target bonus and health and welfare benefits for one year following termination.

The employment agreements also provide that upon a termination of employment for “Cause” or a resignation without “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus.

“Cause” is defined in each of the employment agreements as the executive’s (i) indictment in connection with a crime involving moral turpitude or any felony, which materially adversely affects our company or his ability to perform the duties of his employment; (ii) conviction of, or pleading of guilty or no-contest by, to any felony; (iii) dishonesty, fraud, unethical or illegal act, misappropriation or embezzlement which does (or would reasonably be likely to) materially damage our company or our company’s reputation; (iv) willful or deliberate material violations of his obligations to our company; or (v) material breach of any of the terms or conditions of his employment agreement, subject in the case of (iv) and (v) above, to a 20 day cure period. No act or failure to act by the executive will be considered willful unless it is done, or omitted to be done, by the executive in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act, or failure to act by an executive, based on authority given by our company’s Chief Executive Officer or pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the bests interests of our company.

“Good Reason” is defined in each of the employment agreements as: (i) a material diminution of his position, authority, duties or responsibilities (including any material adverse change to his title); (ii) a material decrease in his base salary or annual bonus opportunity or other material benefits, other than in connection with such a reduction occasioned by our company’s business conditions or prospects and applicable to all similarly situated company management; (iii) our company relocates his principal place of employment to a location in excess of 40 miles from the principal place of his employment as of the date of the applicable employment agreement; and (iv) any material violation of the executive’s employment agreement by our company, subject in the case of (i) — (iv) above to a 20 day cure period.

Each executive officer’s employment agreement provides that the executive will be entitled to reimbursement of certain excise taxes imposed upon such executive in connection with payments to be made to such executive in connection with a change in control of the Company and any federal, state and local income tax and excise tax imposed on the reimbursed excise tax.

The following table shows the estimated amount of payments and benefits that would be provided by us to our Named Executive Officers under the plans and agreements described above assuming that (i) their employment was terminated as of December 31, 2009 for various reasons as described below or (ii) there was a change of control of the Company effective as of December 31, 2009:

	Reason for Termination of Employment
Named Officer and Nature of Payment	Termination by Executive without Good Reason ($)		Termination by Us without Cause or Termination by Executive for Good Reason ($)		Cause ($)		Death ($)		Disability ($)		Payments in connection with a Change of Control ($)
Michael J. Barrist
Total cash payment	433,866	(1)	3,883,804	(2)	433,886	(1)	8,383,804	(2)(3)	3,883,804	(2)	—	(4)
Cost of continuation of benefits	—		25,461	(5)	—		25,461	(5)	25,461	(5)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

John R. Schwab
Total cash payment	163,793	(6)	1,563,793	(7)	163,793	(6)	3,563,793	(7)(8)	1,563,793	(7)	—	(4)
Cost of continuation of benefits	—		21,578	(9)	—		21,578	(9)	21,578	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

Stephen W. Elliott
Total cash payment	162,635	(6)	1,552,733	(7)	162,635	(6)	3,552,733	(7)(13)	1,552,733	(7)	—	(4)
Cost of continuation of benefits	—		30,491	(9)	—		30,491	(9)	30,491	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

Joshua Gindin, Esq.
Total cash payment	162,635	(6)	1,552,733	(7)	162,635	(6)	3,552,733	(7)(14)	1,552,733	(7)	—	(4)
Cost of continuation of benefits	—		24,394	(9)	—		24,394	(9)	24,394	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

Steven Leckerman
Total cash payment	374,138	(6)	3,174,138	(7)	374,138	(6)	7,174,138	(7)(15)	3,174,138	(7)	—	(4)
Cost of continuation of benefits	—		16,538	(9)	—		16,538	(9)	16,538	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

(1)

Represents amounts payable under his employment agreement, representing accrued but unpaid base salary and annual bonus at December 31, 2009, payable in a lump sum as soon as practicable after termination of employment.

(2)

Represents amounts payable under his employment agreement. Includes $839,742 representing accrued but unpaid base salary and target bonus at December 31, 2009, payable in a lump sum as soon as practicable after termination of employment and $3,044,062 representing Mr. Barrist’s base salary and target bonus for 1.875 years after termination payable pro rata bi-weekly over 1.875 years from the date of termination of employment. Assumes no base salary increases. This amount would be reduced to the extent of any disability payments representing lost compensation received by Mr. Barrist from any policy maintained by us.

(3)

Includes $4,500,000 payable to Mr. Barrist’s beneficiaries under our death benefit and $3,883,804 payable under Mr. Barrist’s employment agreement (See Footnote 2 regarding the amounts payable under Mr. Barrist’s employment agreement.).

(4)

Each executive’s employment agreement provides that the executive is entitled to reimbursement of certain excise taxes imposed upon such executive in connection with payments made to such executive in connection with a change in control of the Company and any federal, state and local income tax and excise tax imposed on the reimbursed excise tax. Assuming that a change in control involving NCO, whether or not the executive was terminated in connection therewith, occurred on December 31, 2009, there would be no tax liability calculated in accordance with Sections 280G and 4999 of the Internal Revenue Code. See termination payments set forth in other columns of this table for determination of severance benefits payable to each executive if termination occurs at the same time as a change of control.

(5)

Represents the estimated cost to continue Mr. Barrist’s health and welfare benefits for the remainder of the initial term of his employment agreement following termination of employment, assuming no increase in premiums.

(6)

Represents amounts payable under such executive’s employment agreement, representing accrued but unpaid base salary and annual bonus at December 31, 2009, payable in a lump sum as soon as practicable after termination of employment.

(7)

Represents amounts payable under such executive’s employment agreement. Includes $163,793, $162,635, $162,635 and $374,138 payable to each of Messrs. Schwab, Elliott, Gindin and Leckerman, respectively, representing accrued but unpaid base salary and annual bonus at December 31,

2009, payable in a lump sum as soon as practicable after termination of employment, and $1,400,000, $1,390,098, $1,390,098 and $2,800,000 payable to each of Messrs. Schwab, Elliott, Gindin and Leckerman, respectively, representing base salary and target bonus for two years after termination payable pro rata bi-weekly over two years from the date of termination of employment. Assumes no base salary increases.

(8)

Includes $2,000,000 payable to Mr. Schwab’s beneficiaries under our death benefit and $1,563,793 payable under Mr. Schwab’s employment agreement (See Footnote 7 regarding the amounts payable under Mr. Schwab’s employment agreement.).

(9)	Represents the estimated cost to continue the executive’s health and welfare benefits for two years following termination of employment, assuming no increase in premiums.
(10)

For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards at the following prices: the portion of such award that was (a) vested for their then Fair Market Value; and (b) not vested for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2009, in the case of termination (not in connection with a Change in Control), 5,200.8, 20,736.1, 20,814.2, 20,775.2 and 26,527.3 restricted shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been vested, and 15,602.3, 16,284.9, 16,519.0, 16,401.9 and 20,989.8 shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been unvested. In the case of termination in connection with a Change in Control, 100 percent of the holder’s restricted stock would have become vested upon termination. Accordingly, as of December 31, 2009, Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman would have held 20,803.1, 37,021.1, 37,333.1, 37,177.1 and 47,517.1 vested shares of our common stock, respectively. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.

(11)

For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2009, in the case of termination (not in connection with a Change in Control), 5,200.8, 20,736.1, 20,814.2, 20,775.2 and 26,527.3 restricted shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been vested, and 15,602.3, 16,284.9, 16,519.0, 16,401.9 and 20,989.8 shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been unvested. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.

(12)	In the event a change of control occurs, then 100 percent of the executive’s stock award will become vested. See also footnote 10 if the executive is terminated in connection with a change of control.
(13)

Includes $2,000,000 payable to Mr. Elliott’s beneficiaries under our death benefit and $1,552,733 payable under Mr. Elliot’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.).

(14)

Includes $2,000,000 payable to Mr. Gindin’s beneficiaries under our death benefit and $1,552,733 payable under Mr. Gindin’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.).

(15)

Includes $4,000,000 payable to Mr. Leckerman’s beneficiaries under our death benefit and $3,174,138 payable under Mr. Leckerman’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.).

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

A participant’s benefits in the Deferred Compensation Plan are payable as soon as practicable following termination of employment or a “change of control” of the Company. Messrs. Barrist and Schwab participate in our Deferred Compensation Plan. The following table provides information concerning amounts held (including both participant contributions and company contributions) under our Deferred Compensation Plan for the benefit of our Named Executive Officers as of December 31, 2009:

Name	Aggregate Balance at December 31, 2009
Michael J. Barrist	$26,757
John R. Schwab	8,542
Stephen W. Elliott	—
Joshua Gindin, Esq.	—
Steven Leckerman	—

Director Compensation

As of January 1, 2009, our Board of Directors was comprised of Michael J. Barrist, Austin A. Adams, Edward A. Kangas, Leo J. Pound, Richard M. Cashin, Jr., David M. Cohen and Colin M. Farmer. Effective March 9, 2009, Mr. Cashin resigned and our Board appointed Henry H. Briance to fill the vacancy. Effective March 22, 2010, Mr. Cohen resigned from our Board of Directors. OEP has not yet designated a replacement director.

As directors not employed by us or affiliated with OEP, sometimes referred to as “non-employee directors”, each of Messrs. Adams, Kangas and Pound received an annual director fee of $100,000 for 2009, payable in quarterly installments, plus reimbursement of expenses incurred in attending Board and committee meetings. In addition, Mr. Kangas received an annual fee of $50,000 for his services as lead director and Mr. Pound received an annual fee of $25,000 for his services as chairman of the Audit Committee, in each case payable in quarterly installments. We offer optional health insurance coverage to non-employee directors and their families under our health insurance plan.

The following table sets forth information concerning the compensation of each of our directors during 2009.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Austin A. Adams	100,000	—	—	100,000
Edward A. Kangas	150,000	—	—	150,000
Leo J. Pound	125,000	—	16,483	141,483
Richard M. Cashin, Jr.	—	—	—	—
David M. Cohen	—	—	—	—
Colin M. Farmer	—	—	—	—
Henry H. Briance	—	—	—	—

(1)	Mr. Barrist has been omitted from this table because he received no additional compensation for serving as a director.
(2)

There were no restricted stock awards granted to directors during 2009. As of December 31, 2009, the number of unvested restricted shares held by each of Messrs. Adams, Kangas and Pound was 2,355.3 shares and the number of vested restricted shares held by each of Messrs. Adams, Kangas and Pound was 1,709.3 shares. All shares issued to directors under the Restricted Share Plan, regardless of whether the restriction period with regard to such shares has lapsed, remain subject to transfer restrictions, repurchase rights and other restrictions set forth in a Stockholders’ Agreement and the stock awards issued pursuant to the Restricted Share Plan. See “-Restricted Share Plan.”

(3)	Represents the amount we paid for health insurance on behalf of the director and his family.

Compensation Policies and Practices Related to Risk Management

We believe several features of our employee compensation programs reflect positive risk management practices for our employees and are not likely to have a material adverse affect on the Company. We believe we have allocated our compensation among base salary and short and long-term compensation, and set incentive compensation targets in such a way as to not encourage excessive risk-taking. Our incentive compensation targets are based on Company-wide performance metrics, which we believe encourages decision-making that is in the best long-term interests of the Company.

Compensation Committee Interlocks and Insider Participation

In 2009, the Compensation Committee consisted of Messrs. Adams, Kangas and Farmer. No person who served as a member of the Compensation Committee during 2009 was a current or former officer or employee of the Company or, except as described below with respect to Mr. Farmer, engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no Compensation Committee “interlocks” during 2009, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Company’s Compensation Committee.

Management Agreement. On November 15, 2006, we entered into a ten-year management agreement with OEP pursuant to which OEP provides business and organizational strategy and financial advisory services. OEP is our principal shareholder. Mr. Cashin, our director from March 2008 until March 2009, is a Managing Partner of OEP. Messrs. Cohen and Farmer are Managing Directors of OEP and Mr. Briance is a Vice President of OEP. Pursuant to the management agreement, we pay OEP $3.0 million per annum plus reimbursement of expenses. We do not know and cannot determine the approximate dollar value of the interest of each of Messrs. Briance, Cashin, Cohen and Farmer in the management fees that we paid to OEP. We do not separately compensate OEP or its designated representatives on our Board of Directors for their services as directors, but OEP may receive fees in connection with its role in specific transactions in the future.

Systems & Services Technologies, Inc.  In January 2008, we acquired Systems & Services Technologies, Inc. (“SST”), a third-party consumer receivable servicer, for $18.4 million, including certain post-closing adjustments. The purchase price consisted of cash consideration of $11.3 million, $3.2 million of which was paid during 2009, and the issuance of 29,884.7 shares of our Series A 14% PIK Preferred Stock, of which 7,400 shares were issued during 2009. SST was a wholly owned subsidiary of JPMorgan Chase Bank, National Association. JPMorgan Chase Bank, National Association is an affiliate of One Equity Partners.

Additional Equity Investment by Certain Stockholders and Management. On March 25, 2009, we sold a total of 148,463.6 shares of our Series B-1 Preferred Stock and 19,957.4 shares of our Series B-2 Preferred Stock in a private placement to certain of our existing stockholders. The offering price per share was $237.50 per share of Series B-1 Preferred Stock and $237.50 per share of Series B-2 Preferred Stock. The aggregate cash purchase price was $40.0 million.

Set forth below is information concerning those stockholders that purchased more than $120,000 of our securities in the March 2009 private placement:

Purchaser	Shares of Company Series B-1 Preferred Stock	Shares of Company Series B-2 Preferred Stock	Cash Purchase Price

One Equity Partners II, L.P.	148,463.6	—	$35,260,115
OEP II Co-Investors,L.P.	—	2,935.0	697,068
OEP II Partners Co. Invest, L.P.	—	1,045.6	248,340
Citigroup Capital Partners II 2006 Citigroup Investment, L.P.	—	3,570.6	848,014
Citigroup Capital Partners II Employee Master Fund, L.P.	—	4,010.8	952,562
Citigroup Capital Partners II Onshore, L.P.	—	1,810.7	430,041
Citigroup Capital Partners II Cayman Holdings, L.P.	—	2,268.9	538,861
Michael J. Barrist	—	2,105.3	500,000
Barrist Family Foundation(1)	—	2,105.3	500,000

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

Other Arrangements. OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JP Morgan Chase & Co., referred to as JPM, and JPM is a client of ours. For the year ended December 31, 2009, we received fees for providing services to JPM of $12.6 million.

JPMorgan Chase Bank, N.A., an affiliate of JPM, is a lender under our Credit Facility. The Credit Facility consists of substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions for unrelated parties, and does not involve more than the normal risk of uncollectibility or present other unfavorable features.

We also have certain corporate banking relationships with affiliates of JPM and we are charged market rates for these services.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	3,656
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,656

(1)         As of December 31, 2009, 333,011 restricted shares of Class A common stock were issued and outstanding, subject, in certain circumstances, to vesting and forfeiture. These awards are issuable without the payment of any cash consideration by the holder.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership of our voting common stock, consisting of Class A common stock and Class L common stock, as of March 31, 2010 for:

•                  each person who we know beneficially owns more than 5 percent of our voting common stock;

•                  each director

•                  each of the Named Executive Officers who appears in the Summary Compensation Table; and

•                  all directors and executive officers as a group.

As of March 31, 2010, there were 2,960,847 shares of Class A common stock and 399,814 shares of Class L common stock outstanding.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number of Class L Common Stock	Percent of Class L Common Stock	Number of Class A Common Stock	Percent of Class A Common Stock	Percent of Combined Class L and Class A Common Stock
One Equity Partners II, L.P,
OEP II Co-Investors, L.P.
OEP II Partners Co-Invest, L.P.
OEP General Partners II, L.P.
OEP Co-Investors Management II, Ltd.
OEP II Partners Co-Invest, G.P., Ltd.
OEP Holding Corporation
c/o One Equity Partners
320 Park Avenue, 18th Floor
New York, NY 10022 (2)	129,294	32.3%	2,560,206	86.5%	80.0%
Citigroup Capital Partners II 2006
Citigroup Investment, L.P.,
Citigroup Capital Partners II
Employee Master Fund, L.P.
Citigroup Capital Partners II
Onshore, L.P.
Citigroup Capital Partners II
Cayman Holdings, L.P.
c/o Citigroup Private Equity
388 Greenwich Street
32nd Floor
New York, NY 10013 (3)	160,000	40.0%	40,000	1.4%	6.0%
Helzberg Angrist Investors I, LLC
4049 Pennsylvania Avenue, #204
Kansas City, MO 64111 (4)	20,000	5.0%	5,000	*	*
Michael J. Barrist (5)	67,262	16.8%	37,619	1.3%	3.1%
Austin A. Adams	—	—	4,065	*	*
Edward A. Kangas	—	—	4,065	*	*
Leo J. Pound	—	—	4,065	*	*
Henry H. Briance (2) (6)	129,294	32.3%	2,560,206	86.5%	80.0%
Colin M. Farmer (2) (7)	129,294	32.3%	2,560,206	86.5%	80.0%
John R. Schwab	460	*	37,136	1.3%	1.1%
Stephen W. Elliott	1,660	*	37,748	1.3%	1.2%
Joshua Gindin, Esq. (8)	26,220	6.6%	43,732	1.5%	2.1%
Steven Leckerman	1,720	*	47,947	1.6%	1.5%
All directors and executive officers as a group (11 persons) (9)	98,162	24.6%	251,754	8.5%	10.4%

*	Less than one percent.
(1)

The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, include securities as to which the person has or shares voting or investment power. Shares of NCO voting common stock which a person has the right to acquire within 60 days of March 31, 2010 are deemed outstanding for computing the share ownership and percentage ownership of the person having such right, but are not deemed outstanding for computing the percentage of any other person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Fractional shares are rounded to the nearest whole share.

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

(9)	Excludes 129,294 shares of Class L common stock and 2,560,206 shares of Class A common stock described in footnote 2.

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

Transactions with Certain Clients

Affiliates of Citigroup are investors in us, and Citigroup is a client of ours. For the year ended December 31, 2009, we received fees for providing services to Citigroup of $57.5 million. At December 31, 2009, we had accounts receivable of $5.8 million due from Citigroup.

Employment of Related Persons

We employ Brett Leckerman as a general manager of one of our collection units. Mr. Leckerman is the son of Steven Leckerman, an executive officer of ours. Mr. Leckerman received salary and bonus totaling $132,875 in 2009. Mr. Brett Leckerman also received an automobile allowance in 2009. We believe that the compensation paid to Mr. Brett Leckerman was comparable with compensation paid to other employees with similar levels of responsibility and years of service.

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

Under applicable Nasdaq listing standards, a majority of the members of a company’s board of directors must qualify as “independent,” unless the company is a controlled company. A controlled company is a company in which more than 50 percent of the voting power is held by an individual, group or other company. We would qualify as a controlled company because OEP owns approximately 80.0 percent of our voting common stock, and, as such, would not be required to have a majority of the members of our Board be independent.

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members of the Audit Committee are Messrs. Adams, Kangas and Pound. The current members of the Compensation Committee are Messrs. Adams, Kangas and Farmer. The current members of Nominating and Corporate Governance Committee are Messrs. Adams, Pound and Briance. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that each current member of the Audit Committee, the Compensation Committee, other than Mr. Farmer, and the Nominating and Corporate Governance Committee, other than Mr. Briance is independent.

Item 14.         Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP, our current independent registered public accounting firm, as of or for the years ended December 31, 2009 and 2008,  were as follows:

Services Rendered (1)	2009	2008
Audit fees	$2,340,000	$2,415,000
Audit-Related fees	$450,000	$838,000
Tax fees	$225,000	$237,000
All other fees	$8,500	$8,000

(1)        The aggregate fees included in Audit Fees are fees billed for the fiscal year.

The aggregate fees included in each of the other categories are fees billed in the fiscal year.

Audit Fees. The audit fees for 2009 and 2008 include fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that generally only the independent registered public accounting firm can reasonably provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC. The change in the 2008 audit fees from the amount previously reported was due to the finalization of audit fees.

Audit-Related Fees. The audit-related fees for 2009 and 2008 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards. Audit-related fees for 2009 and 2008 also include fees for SAS 70 engagements.

Tax Fees. Tax fees for 2009 and 2008 include fees for services related to tax compliance, and tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal and state tax compliance and advice, review of tax returns, and federal and state tax planning.

All Other Fees. All other fees for 2009 and 2008 represent annual fees for a subscription to PricewaterhouseCoopers’ proprietary research tool.

The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers LLP are compatible with PricewaterhouseCoopers LLP maintaining its independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by PricewaterhouseCoopers LLP. The policy provides for pre-approval by the Audit Committee, or the Chairman of the Audit Committee, of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before PricewaterhouseCoopers LLP is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by PricewaterhouseCoopers LLP in 2009 and 2008.

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

2.1

Agreement and Plan of Merger, dated as of July 21, 2006, by and among Collect Holdings, Inc., Collect Acquisition Corp. and NCO Group, Inc. (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K filed on July 25, 2006 (000-21639)) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

2.2

Agreement and Plan of Merger, dated as of February 27, 2007, by and between NCO Group, Inc. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

2.3

Agreement and Plan of Merger by and among Outsourcing Solutions Inc., NCO Group, Inc. and NCO Acquisition Sub, Inc. dated as of December 11, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067, 333-144067), filed on March 31, 2008)

2.4

Agreement and Plan of Merger by and among NCO Group, Inc., Systems & Services Technologies Merger Corp., System & Services Technologies, Inc. and JPMorgan Chase Bank, National Association dated as of August 27, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067, 333-144068) filed on May 13, 2008)

2.5

Amendment No. 1 dated as of December 12, 2007 to the Agreement and Plan of Merger by and among NCO Group, Inc., System & Services Technologies Merger Corp., System & Services Technologies, Inc, and JPMorgan Chase Bank, National Association (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067, 333-144068) filed on May 13, 2008)

3.1

Second Amended and Restated Certificate of Incorporation of NCO Group, Inc., as amended (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (333-150885), filed on March 31, 2009.

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

Exhibit No.	Description
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

Exhibit No.	Description
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

4.21

Form of Exchange 11.875% Senior Subordinated Note due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.22

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

4.23

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

4.24

Sixth Supplemental Indenture, dated as of March 25, 2009, among NCO Group, Inc., the New Guarantor (as defined therein), and The Bank of New York Mellon, as successor to The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-158745, 333-150885) filed on April 24, 2009)

4.25

Sixth Supplemental Indenture, dated as of March 25, 2009, among NCO Group, Inc., the New Guarantor (as defined therein), and The Bank of New York Mellon, as successor to The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-158745, 333-150885) filed on April 24, 2009)

10.1

Credit Agreement, dated as of November 15, 2006, among NCO Group, Inc. (as survivor of the merger with Collect Acquisition Corp.), NCO Financial Systems, Inc., the Subsidiary Guarantors, the Lenders and agents named therein and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

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

*10.15	Executive Deferred Compensation Plan Basic Document (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (000-21639) filed on January 6, 2005)

Exhibit No.	Description
*10.16	Executive Deferred Compensation Plan Adoption Agreement (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (000-21639) filed on January 6, 2005)

*10.17	Rabbi Trust Agreement with Putnam Fiduciary Trust Company (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (000-21639) filed on January 6, 2005)

10.18

Credit Agreement, dated as of November 26, 2002, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to Exhibit 10.48 to NCO Portfolio Management, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (000-32403), filed on March 13, 2003)

10. 19

Second Amendment to Credit Agreement, dated as of June 30, 2005, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (000-21639), filed on November 14, 2005)

10.20

Fee Letter Agreement, dated November 15, 2006, between One Equity Partners II, L.P., Collect Holdings, Inc. and Collect Acquisition Corp. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.21

Stock Subscription Agreement, dated as of November 14, 2006, by and among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P. and OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.22

Stock Subscription Agreement, dated as of November 15, 2006, by and among Collect Holdings, Inc. and the several individuals listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.23

Credit Agreement between NCOP Capital III, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067, 333-144068), filed on November 14, 2007)

10.24

Credit Agreement between NCOP Capital IV, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067, 333-144068), filed on November 14, 2007)

10.25

Second Amended and Restated Exclusivity Agreement dated as of August 31, 2007 among NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., NCOP Capital I, LLC, NCOP-CF II, LLC, NCOP/CF, LLC, NCOP Capital III, LLC, NCOP Capital IV, LLC, CARVAL INVESTORS, LLC and CVI GVF FINCO, LLC. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067, 333-144068), filed on November 14, 2007)

10.26

Limited Liability Company Agreement of NCOP/CF II, LLC dated as of August 31, 2007 between NCOP Nevada Holdings, Inc. and CVI GVF FINCO, LLC. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067, 333-144068), filed on November 14, 2007)

10.27

First Amended Credit Agreement dated as of February 8, 2008 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors, Citizens Bank of Pennsylvania, and RBS Securities Corporation d/b/a RBS Greenwich Capital, as lead

Exhibit No.	Description

arranger and bookrunner, and the Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067, 333-144068), filed on March 31, 2008)

10.28

Security Agreement Supplement dated as of February 29, 2008 made by NCO Group, Inc., NCO Financial Systems, Inc., the Subsidiary Guarantors and the Other Grantors identified therein to Citizens Bank of Pennsylvania, as the Collateral Agent and Administrative Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067, 333-144068), filed on March 31, 2008) ( NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.29

Intellectual Property Security Agreement, dated February 29, 2008, made by the persons listed on the signature pages in favor of Citizens Bank of Pennsylvania, as the Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067, 333-144068), filed on March 31, 2008) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.30

Subscription Agreement dated as of February 27, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, OEP II Partners Co-Invest L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067, 333-144068), filed on March 31, 2008)

10.31

Subscription Agreement dated as of December 8, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067, 333-144068) filed on December 12, 2008)

10.32

Second Amendment to Credit Agreement dated as of March 25, 2009 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067, 333-144068) filed on March 26, 2009)

10.33

Subscription Agreement dated as of March 25, 2009 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067, 333-144068) filed on March 26, 2009)

10.34

Third Amendment to Credit Agreement dated as of March 31, 2010 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders

12	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCO GROUP, INC.

Date: March 31, 2010	By:	/s/ Michael J. Barrist

Michael J. Barrist, Chairman of the
Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ Michael J. Barrist	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010
Michael J. Barrist

/s/ John R. Schwab	Executive Vice President, Finance, Chief Financial	March 31, 2010
John R. Schwab	Officer and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Austin A. Adams	Director	March 31, 2010
Austin A. Adams

/s/ Henry H. Briance	Director	March 31, 2010
Henry H. Briance

/s/ Colin M. Farmer	Director	March 31, 2010
Colin M. Farmer

/s/ Edward A. Kangas	Director	March 31, 2010
Edward A. Kangas

/s/ Leo J. Pound	Director	March 31, 2010
Leo J. Pound

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of NCO Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of NCO Group, Inc and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents non-controlling interest in subsidiaries in 2009.

Philadelphia, Pennsylvania

March 31, 2010

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$39,221	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts of $5,824 and $5,008, respectively	178,067	210,043
Purchased accounts receivable, current portion, net of allowance for impairment of $144,397 and $123,804, respectively	50,960	70,006
Deferred income taxes	1,753	34,216
Prepaid expenses and other current assets	61,981	63,197
Assets held for sale, current portion	—	12,004
Total current assets	331,982	419,346

Funds held on behalf of clients (note 8)

Property and equipment, net	122,317	137,896

Other assets:
Goodwill	535,857	564,617
Trade name, net of accumulated amortization	83,912	85,466
Customer relationships and other intangible assets, net of accumulated amortization	258,682	327,633
Purchased accounts receivable, net of current portion	87,469	115,653
Deferred income taxes	3,548	—
Other assets	36,268	44,264
Assets held for sale, net of current portion	—	6,764
Total other assets	1,005,736	1,144,397
Total assets	$1,460,035	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$41,699	$30,559
Income taxes payable	2,838	3,543
Accounts payable	15,865	18,018
Accrued expenses	107,250	127,722
Accrued compensation and related expenses	38,094	46,252
Deferred revenue, current portion	39,528	40,731
Liabilities held for sale, current portion	—	974
Total current liabilities	245,274	267,799

Funds held on behalf of clients (note 8)

Long-term liabilities:
Long-term debt, net of current portion	909,831	1,048,517
Deferred income taxes	31,972	60,407
Deferred revenue, net of current portion	1,147	5,285
Other long-term liabilities	31,261	32,534
Liabilities held for sale, net of current portion	—	3,308

Commitments and contingencies (note 19)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,152 and 2,573 shares issued and outstanding, respectively	31	26
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 and 401 shares issued and outstanding, respectively	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 and 2,937 shares issued and outstanding, respectively	30	29
Additional paid-in capital	763,828	720,955
Accumulated other comprehensive loss	(551)	(10,007)
Accumulated deficit	(534,242)	(450,021)
Total NCO Group, Inc. stockholders’ equity	229,100	260,986
Noncontrolling interests	11,450	22,803
Total stockholders’ equity	240,550	283,789
Total liabilities and stockholders’ equity	$1,460,035	$1,701,639

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Revenues:
Services	$1,400,610	$1,466,318	$1,102,343
Portfolio	51,398	18,029	132,413
Portfolio sales	361	3,002	21,093
Reimbursable costs and fees	111,549	25,792	29,581
Total revenues	1,563,918	1,513,141	1,285,430

Operating costs and expenses:
Payroll and related expenses	781,888	845,481	679,951
Selling, general and administrative expenses	508,378	536,547	429,589
Reimbursable costs and fees	111,549	25,792	29,581
Depreciation and amortization expense	119,570	121,324	102,349
Impairment of intangible assets	30,032	289,492	—
Restructuring charges	10,868	11,600	—
Total operating costs and expenses	1,562,285	1,830,236	1,241,470
Income (loss) from operations	1,633	(317,095)	43,960

Other income (expense):
Interest and investment income	1,335	1,091	2,635
Interest expense	(99,212)	(94,831)	(95,294)
Other income (expense), net	6,936	(16,468)	3,608
Total other income (expense)	(90,941)	(110,208)	(89,051)
Loss before income taxes	(89,308)	(427,303)	(45,091)

Income tax benefit	(1,166)	(71,947)	(16,104)

Net loss	(88,142)	(355,356)	(28,987)

Less: Net (loss) income attributable to noncontrolling interests	(3,921)	(18,250)	2,735

Net loss attributable to NCO Group, Inc.	$(84,221)	$(337,106)	$(31,722)

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

					Accumulated	Retained	Total
		Class L	Class A	Additional	Other	Earnings	NCO Group, Inc.		Total	Total
	Preferred	Common	Common	Paid-in	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Stockholders’	Comprehensive
	Stock	Stock	Stock	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity	Income (Loss)

Balance, January 1, 2007	$12	$4	$18	$502,756	$(1,163)	$(81,193)	$420,434	$55,628	$476,062

Preferred stock dividends	2	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	394	—	—	394	—	394
Capital contribution from JPM to SST	—	—	—	14,941	—	—	14,941	—	14,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(11,774)	(11,774)
Investment in subsidiary by noncontrolling interests	—	—	—	—	—	—	—	2,359	2,359
Comprehensive income, net of tax:
Net (loss) income	—	—	—	—	—	(31,722)	(31,722)	2,735	(28,987)	$(28,987)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	4,711	—	4,711	—	4,711	4,711
Change in fair value of cash flow hedges, net of taxes of $1,272	—	—	—	—	2,362	—	2,362	—	2,362	2,362
Net gains on cash flow hedges reclassified into earnings, net of taxes of $1,656	—	—	—	—	(3,075)	—	(3,075)	—	(3,075)	(3,075)
Total comprehensive loss										(24,989)
Less: comprehensive income attributable to noncontrolling interests										(2,735)
Comprehensive loss attributable to NCO Group, Inc.										$(27,724)

Balance, December 31, 2007	14	4	18	518,089	2,835	(112,915)	408,045	48,948	456,993

Issuance of stock	9	—	10	219,702	—	—	219,721	—	219,721
Deemed dividend to JPM for SST acquisition	—	—	—	(17,500)	—	—	(17,500)	—	(17,500)
Preferred stock dividends	3	—	—	(3)	—	—	—	—	—
Stock-based compensation	—	—	1	667	—	—	668	—	668
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,242)	(12,242)
Investment in subsidiary by noncontrolling interests	—	—	—	—	—	—	—	2,436	2,436
Business combinations	—	—	—	—	—	—	—	1,911	1,911
Comprehensive income, net of tax:
Net loss	—	—	—	—	—	(337,106)	(337,106)	(18,250)	(355,356)	$(355,356)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(6,569)	—	(6,569)	—	(6,569)	(6,569)
Change in fair value of cash flow hedges, net of taxes of $7,880	—	—	—	—	(13,818)	—	(13,818)	—	(13,818)	(13,818)
Net losses on cash flow hedges reclassified into earnings, net of taxes of $4,302	—	—	—	—	7,545	—	7,545	—	7,545	7,545
Total comprehensive loss										(368,198)
Less: comprehensive loss attributable to noncontrolling interests										18,250
Comprehensive loss attributable to NCO Group, Inc.										$(349,948)

Balance, December 31, 2008	26	4	29	720,955	(10,007)	(450,021)	260,986	22,803	283,789

Issuance of stock, net	1	—	—	39,664	—	—	39,665	—	39,665
Deemed investment by JPM for SST acquisition	—	—	—	2,161	—	—	2,161	—	2,161
Preferred stock dividends	4	—	—	(4)	—	—	—	—	—
Stock-based compensation	—	—	1	1,052	—	—	1,053	—	1,053
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,432)	(7,432)
Comprehensive income, net of tax:
Net loss	—	—	—	—	—	(84,221)	(84,221)	(3,921)	(88,142)	$(88,142)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	4,656	—	4,656	—	4,656	4,656
Change in fair value of cash flow hedges, net of taxes of $410	—	—	—	—	(719)	—	(719)	—	(719)	(719)
Net losses on cash flow hedges reclassified into earnings, net of taxes of $3,147	—	—	—	—	5,519	—	5,519	—	5,519	5,519
Total comprehensive loss										(78,686)
Less: comprehensive loss attributable to noncontrolling interests										3,921
Comprehensive loss attributable to NCO Group, Inc.										$(74,765)

Balance, December 31, 2009	$31	$4	$30	$763,828	$(551)	$(534,242)	$229,100	$11,450	$240,550

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(88,142)	$(355,356)	$(28,987)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	119,570	121,324	102,349
Impairment of intangible assets	30,032	289,492	—
Amortization of deferred training asset	2,185	2,886	2,402
Provision for doubtful accounts	2,797	3,030	4,806
Impairment of purchased accounts receivable and other	26,514	98,892	24,962
Noncash interest	3,674	1,517	8,605
Noncash net losses (gains) on derivative instruments	43	6,241	(3,494)
Gain on sale of purchased accounts receivable	(361)	(3,002)	(21,093)
Parent remittance on behalf of SST	—	—	4,781
Deferred income taxes	(9,314)	(75,015)	(9,781)
Gain on sale of business	(4,441)	—	—
Other	1,522	1,074	816
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, trade	43,863	11,765	(28,632)
Accounts payable and accrued expenses	(29,683)	(23,172)	3,395
Income taxes payable	(307)	4,599	(14,602)
Other assets and liabilities	522	9,458	(1,532)
Net cash provided by operating activities	98,474	93,733	43,995

Cash flows from investing activities:
Purchases of accounts receivable	(56,609)	(126,547)	(125,283)
Collections applied to principal of purchased accounts receivable	84,100	89,325	77,228
Proceeds from sales and resales of purchased accounts receivable	525	4,757	44,161
Purchases of property and equipment	(32,142)	(43,396)	(26,041)
Proceeds from bonds and notes receivable	136	1,122	6,097
Cash received from sale of business	20,000	—	—
Net cash received (paid) related to acquisitions	704	(349,420)	(8,881)
Net cash provided by (used in) investing activities	16,714	(424,159)	(32,719)

Cash flows from financing activities:
Repayment of notes payable	(24,594)	(35,476)	(50,725)
Borrowings under notes payable	—	21,691	47,116
Net (repayments of) borrowings under revolving credit facility	(64,500)	34,500	11,000
Repayment of borrowings under senior term loan	(39,345)	(10,745)	(4,650)
Borrowings under senior term loan, net of fees	—	134,135	—
Payment of fees to obtain debt	(2,477)	(4,317)	(1,035)
Investment in subsidiary by noncontrolling interests	—	2,436	2,359
Return of investment in subsidiary to noncontrolling interests	(7,855)	(12,242)	(6,934)
Issuance of stock, net	39,667	219,722	—
Payment of deemed dividend to JPM	(8,049)	(17,500)	—
Net cash (used in) provided by financing activities	(107,153)	332,204	(2,869)

Effect of exchange rate on cash	1,306	(3,181)	2,173

Net increase (decrease) in cash and cash equivalents	9,341	(1,403)	10,580

Cash and cash equivalents at beginning of the period	29,880	31,283	20,703

Cash and cash equivalents at end of the period	$39,221	$29,880	$31,283

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

1.              Nature of Operations and Basis of Presentation:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 18,500 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Europe and Australia. The Company’s largest client during the year ended December 31, 2009, was in the telecommunications sector and represented 9.6 percent of the Company’s consolidated revenue excluding reimbursable costs and fees for the year ended December 31, 2009. Historically, the Company has also purchased and collected past due consumer accounts receivable from consumer creditors. During 2009, the Company significantly reduced its purchases of accounts following declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility. The Company currently expects to limit purchases in 2010 to certain of its non-cancelable forward-flow commitments. Additionally, the Company may opportunistically purchase accounts receivable that allow the Company to leverage meaningful third-party servicing contracts. The Company’s amended senior credit facility (note 12) limits purchases in 2010 to $20 million and purchases in 2011 and beyond to $10 million.

The Company’s business consists of three operating segments: ARM, CRM and Portfolio Management.

2.              Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

On January 2, 2008, the Company acquired Systems & Services Technologies, Inc. (“SST”), a third-party consumer receivable servicer. Prior to the acquisition, SST was a wholly owned subsidiary of JPMorgan Chase & Co. (“JPM”). JPM also wholly owns One Equity Partners and its affiliates (“OEP”), which is a private equity investment fund that has had a controlling interest in the Company since the Company’s “going-private” transaction on November 15, 2006 (the “Transaction”).

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

The Company also considers whether any of its investments represent variable interest entities that are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity.  A variable interest entity is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

The Company owns 50 percent of entities that purchase portfolios of purchased accounts receivable, which it consolidates. Based on its evaluation of these entities, the Company is the primary beneficiary.

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

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the changes in the balance of deferred revenue (amounts in thousands):

	For the Year Ended December 31,
	2009	2008
Balance at beginning of period	$46,016	$1,428
Acquisitions	—	45,829
Additions	38,231	41,254
Revenue recognized	(43,585)	(42,392)
Foreign currency translation adjustment	13	(103)
Balance at end of period	$40,675	$46,016

Portfolio:

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

Portfolio (continued):

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

Portfolio Sales:

Gains on sales are recognized as revenue and represent the difference between the sales price and the present value of the future cash collections expected from the receivables sold at the portfolio’s IRR at the time of sale.

Reimbursable Costs and Fees:

Reimbursable costs and fees consist of court costs, legal fees and repossession fees, representing out-of-pocket expenses that are reimbursed by the Company’s clients. Reimbursable costs and fees are recorded as both revenue and operating expenses on the statement of operations.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Property and Equipment:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the statement of operations. Certain expenditures for software that is purchased or internally developed for use by the Company are capitalized in accordance with authoritative guidance and amortized using the straight-line method over a period of five years.

Long-Lived Assets:

The Company evaluates the net realizable value of long-lived assets, including property and equipment, internal use software, and certain identifiable definite-lived intangible assets, for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill and Other Intangible Assets:

Goodwill represents the excess of purchase price over the fair market value of net assets acquired, based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment compares the fair value of a reporting unit’s goodwill to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and the second step would be performed. The second step measures the amount of impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Fair value estimates are based upon a combination of the market approach and income approach.

Trade name includes the NCO trade name, representing the fair value of the NCO name, which is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. Trade name also includes certain trade names acquired in connection with the acquisition of Outsourcing Solutions, Inc. (“OSI”) (note 4). The OSI trade names are not considered to have indefinite lives and therefore are subject to amortization. The OSI trade names are amortized using the straight-line method over a period of five years.

Other intangible assets consist primarily of customer relationships and non-compete agreements, which are amortized over a range of five to seven years using the straight-line method (note 10).

Deferred Financing Fees:

Deferred financing fees relate to debt issuance costs incurred, which are capitalized and amortized to interest expense over the term of the related debt using the effective interest method.

Income Taxes:

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Income Taxes (continued):

The Company accounts for uncertain tax positions in accordance with authoritative guidance, which requires that the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position, be recognized in the financial statements. The Company applies a more likely than not threshold to the recognition of uncertain tax positions.  The Company recognizes the amount of a tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. Change in judgment related to the expected ultimate resolution of uncertain tax positions are recognized in earnings in the quarter of such change. The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.

Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency for that subsidiary. The assets and liabilities of these foreign subsidiaries have been translated using the current exchange rates, and the income and expenses have been translated using average historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ equity as “Other comprehensive income (loss)” and are not included in determining consolidated net (loss) income. As of December 31, 2009 and 2008, “Accumulated other comprehensive income (loss)” included $3.0 million of cumulative income and $(1.6) million of cumulative loss, respectively, from foreign currency translation.

Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions. The Company recognizes all of their derivative instruments as either assets or liabilities in the balance sheet at fair value.

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

Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in the statement of operations. If the forward exchange contracts are not designated as cash flow hedges, changes in their estimated fair value are recorded in “Other income (expense)” in the statement of operations (note 16).

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Derivative Financial Instruments (continued):

The Company is also exposed to interest rate fluctuations relating to its floating rate long-term debt. To manage this interest rate risk, the Company enters into interest rate swap agreements. The interest rate swap agreements may be designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in “Other comprehensive income (loss),” until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in the statement of operations. If the interest rate swap agreements are not designated as cash flow hedges, changes in their estimated fair value are recorded in “Interest expense” in the statement of operations (note 16).

The Company also enters into interest rate cap contracts to manage interest rate risk relating to its floating rate long-term debt. These contracts are not cash flow hedges and, accordingly, changes in their estimated fair value are recorded in “Other income (expense)” in the statement of operations.

The Company has certain nonrecourse debt relating to its purchased accounts receivable operations that contain embedded derivative instruments. The embedded derivatives are not cash flow hedges and, accordingly, changes in their estimated fair value are recorded in “Interest expense” in the statement of operations. The embedded derivatives are included in “Long-term debt” on the balance sheet because they are not separable from the notes payable and they have the same counterparty (note 12).

Allowance for Doubtful Accounts:

Allowances for doubtful accounts are determined based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, the Company makes assumptions with respect to their future collectibility. The Company’s assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. If the estimate is not sufficient to cover actual losses, the Company would be required to take additional charges to its earnings.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The application of the authoritative guidance for business combinations requires the measurement of fair values of purchased assets and liabilities of an acquired entity. In connection with business combinations accounted for as a purchase, management makes additional estimates and assumptions in determining fair value that affect amounts reported in the financial statements and accompanying notes. The more significant financial statement items for which estimates and assumptions may be made include intangible assets, purchased accounts receivable, and nonrecourse debt.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.              Accounting Policies (continued):

Use of Estimates (continued):

On an ongoing basis, the Company compares the historical trends of each portfolio, or aggregated portfolios, to projected collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its reasonable best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (note 7).

Basis of Presentation:

Effective January 1, 2009, the Company adopted the authoritative guidance for consolidation, which amends the accounting and reporting standards for minority interests (now referred to as noncontrolling interests) in subsidiaries. The Company now reports noncontrolling interest in subsidiaries as a separate component of equity, rather than as a liability. The adoption of the authoritative guidance is being applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively (note 15).

Reclassifications:

Certain amounts in the consolidated balance sheet at December 31, 2008, the statement of operations for the years ended December 31, 2008 and 2007, and the statement of cash flows for the years ended December 31, 2008 and 2007 have been reclassified for comparative purposes.

3.              Restructuring Charges:

The Company has several restructuring plans under which it has recorded restructuring charges during 2009, primarily in conjunction with the streamlining the cost structure of the Company’s operations. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company currently expects to pay the remaining balance through 2016. The restructuring charges recorded in 2008 related to streamlining the cost structure of the Company’s legacy operations in conjuction with the acquisitions of OSI and SST (note 6).

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at December 31, 2007	$7,635	$971	$8,606
Accruals	6,474	5,126	11,600
Cash payments	(6,812)	(3,477)	(10,289)
Property and equipment write-offs	(615)	—	(615)
Balance at December 31, 2008	6,682	2,620	9,302
Accruals	5,566	5,302	10,868
Cash payments	(3,686)	(4,925)	(8,611)
Balance at December 31, 2009	$8,562	$2,997	$11,559

4.              Business Combinations:

On August 31, 2009, the Company acquired TSYS Total Debt Management, Inc. (“TDM”), a provider of accounts receivable management legal network solutions, for $4.5 million in cash which included $1.3 million of acquired cash, subject to certain post-closing adjustments. The Company allocated $694,000 of the purchase price to the customer relationships and recorded goodwill of $1.4 million. During the year ended December 31, 2009, the Company incurred acquisition costs of $154,000, which were recorded in selling, general and administrative expenses on the statement of operations. The TDM acquisition was included in the ARM segment.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.              Business Combinations (continued):

On February 29, 2008, the Company acquired OSI, a leading provider of business process outsourcing services, specializing primarily in accounts receivable management services, for $334.0 million, which includes a $5.0 million purchase price reduction due to the settlement, in the fourth quarter of 2009, of amounts held in escrow. The purchase price was financed in part by the issuance of 802,262 shares of the Company’s Series A 14% PIK Preferred Stock, 37,738 shares of Class L common stock and 1,012,262 shares of Class A common stock. The remainder of the purchase price was financed by borrowings of $139.0 million under the Company’s amended senior credit facility (note 12).

The Company allocated $117.0 million of the purchase price to customer relationships, $3.4 million to trade names, $634,000 to non-compete agreements, and recorded goodwill of $210.4 million, which is non-deductible for tax purposes, in the ARM segment.

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

	Leases	Severance	Total
Accruals	$6,268	$9,055	$15,323
Cash payments	(2,062)	(7,856)	(9,918)
Balance at December 31, 2008	4,206	1,199	5,405
Cash payments	(2,300)	(1,199)	(3,499)
Balance at December 31, 2009	$1,906	$—	$1,906

The following summarizes the unaudited pro forma results of operations, assuming the OSI acquisition described above occurred as of January 1, 2008. The unaudited pro forma information does not include the TDM acquisition because it was not considered a significant business combination. The unaudited pro forma information is provided for information purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

For the Year Ended
December 31, 2008
Revenue	$1,584,526
Net loss attributable to NCO	(342,445)

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer, from JPM for $18.4 million, including certain post-closing adjustments. The purchase price consisted of cash consideration of $11.3 million and the issuance of 29,884 shares of the Company’s Series A 14% PIK Preferred Stock valued at $7.1 million. As described in note 2, since the Company and SST were under common control by JPM at the time of the SST acquisition, the transfer of assets and liabilities of SST were accounted for at historical cost in a manner similar to a pooling of interests. The cash consideration paid to JPM for SST and the return of $4.0 million of cash that was not acquired were treated as dividends to JPM.

During the year ended December 31, 2008, the Company acquired several smaller companies, all of which were providers of ARM services, for an aggregate purchase price of $9.3 million, including an accrual for $886,000 for estimated earnout payments which were subsequently paid during 2009, resulting in customer relationships of $1.2 million and goodwill of approximately $8.1 million. In addition, during the year ended December 31, 2008, the Company paid $6.2 million for earnout payments related to prior acquisitions.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.              Disposal of Business:

In October 2009, the Company sold its print and mail business, from the ARM segment, for approximately $20.0 million in cash, subject to certain post-closing adjustments. Approximately $18.3 million of net proceeds from the sale were used to pay down the Company’s senior term loan. In connection with the sale, the Company recorded a gain of approximately $4.4 million, which is included in other income (expense) on the statement of operations, and a $2.2 million deferred gain, which will be amortized into earnings over the life of the contract. The following presents the carrying amount of the assets and liabilities sold, which are presented as held for sale at December 31, 2008 on the accompanying balance sheet (amounts in thousands):

December 31, 2008

Accounts receivable, trade, net	$8,606
Prepaid expenses and other current assets	3,398
Total current assets	$12,004

Property and equipment, net	$376
Intangible assets, net	6,318
Other assets	70
Total non-current assets	$6,764

Accounts payable and accrued expenses	$974
Total current liabilities	$974

Other long-term liabilities	$3,308
Total long-term liabilities	$3,308

In connection with the sale, the Company entered into a ten-year servicing arrangement with the buyer, for the production of collection letters, which will create significant continuing cash flows for the disposed entity. Therefore, the sale did not meet the requirements for “discontinued operations” treatment in the statement of operations.

For the years ended December 31, 2009 and 2008, the disposed entity recorded revenue of $16.2 million and $13.6 million, respectively, for services provided to the Company. These amounts have been eliminated in consolidation.

6.              Fair Value:

Recurring Measurement:

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.     Fair Value (continued):

Recurring Measurement (continued):

The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis (amounts in thousands):

	At Fair Value as of
	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Forward exchange contracts	$—	$2	$—	$2	$—	$923	$—	$923
Interest rate caps	—	—	—	—	—	1	—	1

Liabilities:
Interest rate swaps	—	9,104	—	9,104	—	13,180	—	13,180
Forward exchange contracts	—	60	—	60	—	11,360	—	11,360
Embedded derivatives	—	—	3,306	3,306	—	—	4,457	4,457

Net liabilities	$—	$9,162	$3,306	$12,468	$—	$23,616	$4,457	$28,073

Derivatives include interest rate swaps and foreign currency forward exchange contracts. To value these derivatives, the Company obtains quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently values its interest rate swaps, and independently validates the relevant exchange rates of its forward exchange contracts.

For purposes of valuation adjustments to its interest rate swap derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustment to record.

Embedded derivatives include the contingent payment provision embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable and the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivables. The Company values these embedded derivatives based on the present value of expected cash flows.  Inputs used to value these embedded derivatives are considered Level 3 measurements since they are unobservable. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations.

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Year Ended December 31,
	2009	2008
Balance at beginning of period	$4,457	$9,773
Additions	1,486	2,861
Payments	(2,509)	(3,142)
Changes in fair value	(128)	(5,035)
Balance at end of period	$3,306	$4,457

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.     Fair Value (continued):

Non-Recurring Measurement:

For the year ended December 31, 2009, the Company performed its annual impairment test during the fourth quarter. Due to the expected impact of the economic environment on the Company’s clients’ business in 2010, in the fourth quarter of 2009 the Company reduced the budgeted volumes from certain of its clients in the CRM reporting unit. As a result, the Company’s 2009 annual impairment test for goodwill indicated that the carrying value of its CRM reporting unit exceeded its fair value. As a result of the annual impairment testing, the Company recorded goodwill impairment charges of $24.7 million in the CRM segment in 2009. Refer to note 10 for the assumptions used to determine fair values.

The following table summarizes the basis used to measure certain non-financial assets at fair value on a nonrecurring basis in the balance sheet (amounts in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total

CRM:
Goodwill	$—	$—	$57,015	$57,015
Other intangible assets	$—	$—	$47,100	$47,100

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2009 and 2008.

Notes Receivable:

The Company had notes receivable of $5.1 million and $8.4 million as of December 31, 2009 and 2008, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at December 31, 2009 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$549,260	$569,317
Senior revolving credit facility	17,000	16,994
Senior subordinated notes	200,000	152,000
Senior notes	165,000	132,990
Nonrecourse credit facility	14,322	14,322

The fair values of the Company’s senior term loan and senior revolving credit facility are based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s Senior Notes and Senior Subordinated Notes are based on their trading prices at December 31, 2009. The stated interest rates of the Company’s nonrecourse credit facility approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value.

7.     Purchased Accounts Receivable:

As of December 31, 2009, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $131.6 million and $6.8 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $55.2 billion and $52.4 billion at December 31, 2009 and 2008, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.       Purchased Accounts Receivable (continued):

The following summarizes the changes in purchased accounts receivable (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Balance at beginning of period	$185,659	$245,585	$244,100
Purchases:
Cash purchases	56,609	126,547	125,283
Portfolios acquired in business combinations	—	3,630	—
Collections	(155,342)	(205,024)	(232,316)
Revenue recognized	71,242	115,699	155,088
Proceeds from portfolio sales and resales applied to carrying value	(164)	(1,755)	(23,068)
Allowance for impairment	(21,467)	(98,892)	(24,962)
Other	1,892	(131)	1,460
Balance at end of period	$138,429	$185,659	$245,585

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. The following summarizes sales proceeds, carrying value and revenue recorded (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Proceeds from sales	$525	$4,757	$36,876
Less carrying value	164	1,755	15,783
Portfolio sales revenue	$361	$3,002	$21,093

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$123,804	$24,962	$—
Additions	26,347	99,593	25,422
Recoveries	(4,880)	(701)	(460)
Other	(874)	(50)	—
Balance at end of period	$144,397	$123,804	$24,962

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.       Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$167,411	$366,584	$465,451
Additions	57,088	125,750	105,490
Revenue recognition	(71,242)	(115,699)	(155,088)
Reclassifications to nonaccretable difference	(40,729)	(210,824)	(49,109)
Foreign currency translation adjustment	(420)	1,600	(160)
Balance at end of period	$112,108	$167,411	$366,584

During the years ended December 31, 2009, 2008 and 2007, the Company purchased accounts receivable for a cost of $56.6 million, $126.5 million and $125.3 million, respectively, that had contractually required payments receivable at the date of acquisition of $2.9 billion, $4.3 billion and $5.9 billion, respectively, and expected cash flows at the date of acquisition of $113.7 million, $248.7 million and $229.7 million, respectively.

8.     Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $75.1 million and $77.1 million at December 31, 2009 and 2008, respectively, have been shown net of their offsetting liability for financial statement presentation.

9.     Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

	Estimated Useful Life	December 31, 2009	December 31, 2008
Land		$70	$70
Buildings	15 to 30 years	6,701	6,693
Computer equipment	5 years	130,085	111,799
Computer software	5 years	86,779	74,705
Leasehold improvements	5 to 15 years	52,621	41,640
Furniture and fixtures	5 to 10 years	25,287	23,773
Capital leases		5,420	5,456
		306,963	264,136
Less accumulated depreciation		(184,646)	(126,240)
		$122,317	$137,896

Accumulated depreciation at December 31, 2009 and 2008, includes $682,000 and $364,000, respectively, of accumulated amortization related to capital leases. During the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation expense of $51.5 million, $56.2 million and $52.0 million, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.              Property and Equipment (continued):

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018. The following represents the future minimum lease payments, by year and in the aggregate, under capital leases and the present value of net minimum lease payments as of December 31, 2009 (amounts in thousands):

2010	$703
2011	724
2012	745
2013	768
2014	790
Thereafter	2,844
Total minimum payments	6,574
Less interest	(2,155)
Present value of net minimum lease payments	$4,419

10.  Goodwill and Other Intangible Assets:

Goodwill is allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. NCO trade name is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the trade name is reviewed at least annually for impairment. The Company’s reporting units are ARM, CRM and Portfolio Management.

Due to the expected impact of the economic environment on the Company’s clients’ business in 2010, in the fourth quarter of 2009 the Company reduced the budgeted volumes from certain of its clients in the CRM reporting unit. As a result, the Company’s 2009 annual impairment test for goodwill indicated that the carrying value of its CRM reporting unit exceeded its fair value. Fair values were determined by using a combination of the market approach and income approach. The Company’s fair value calculations were based on projected financial results that were prepared in connection with the Company’s annual budget and forecasting process that included the expected impact of the reduction in CRM business volume. The fair value calculations were also based on other assumptions including long-term growth rates of 3 percent and weighted average cost of capital ranging from 13 percent to 14 percent.

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

As a result of the annual impairment testing, the Company recorded goodwill impairment charges of $24.7 million in the CRM segment in 2009. The Company recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million in 2008. The Company was not required to record any impairment charges based upon the annual impairment tests in 2007.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.  Goodwill and Other Intangible Assets (continued):

The following summarizes the changes in the Company’s reporting units’ goodwill (amounts in thousands):

	ARM	CRM	Portfolio Management	Total
Balance at January 1, 2008:
Goodwill	$330,933	$128,118	$155,693	$614,744

Goodwill impairment	(73,205)	(46,597)	(155,693)	(275,495)
OSI acquisition	213,754	—	—	213,754
Other	11,367	247	—	11,614
Balance at December 31, 2008:
Goodwill	556,054	128,365	155,693	840,112
Accumulated impairment	(73,205)	(46,597)	(155,693)	(275,495)
	482,849	81,768	—	564,617
Goodwill impairment	—	(24,753)	—	(24,753)
OSI acquisition	(3,369)	—	—	(3,369)
TDM acquisition	1,428	—	—	1,428
Foreign currency translation and other	(2,066)	—	—	(2,066)
Balance at December 31, 2009:
Goodwill	552,047	128,365	155,693	836,105
Accumulated impairment	(73,205)	(71,350)	(155,693)	(300,248)
	$478,842	$57,015	$—	$535,857

Trade names includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.  Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At December 31, 2009, the balance of the NCO trade name was $82.6 million.

In connection with the OSI acquisition, the Company allocated $3.4 million of the purchase price to the fair value of certain trade names acquired, which are not considered to have indefinite lives and are therefore subject to amortization. At December 31, 2009 and 2008, accumulated amortization of the OSI trade names was $741,000 and $567,000, respectively.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. During 2009, the Company began to reduce its purchases of portfolios of accounts receivable and has made a decision to minimize further investments in purchased accounts receivable in the future. This decision resulted primarily from the continuation of the difficult collection environment, the competitive market for portfolio investments, as well as potential regulatory changes affecting the purchased accounts receivable business. As a result of this decision, the Company recorded an impairment charge of $5.3 million for the Portfolio Management reporting unit’s customer relationship intangible assets.

The following represents the other intangible assets subject to amortization (amounts in thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$437,412	$180,379	$443,655	$118,555
Non-compete agreements	3,955	2,306	4,006	1,473
Total	$441,367	$182,685	$447,661	$120,028

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.  Goodwill and Other Intangible Assets (continued):

During the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense for these other intangible assets of $67.3 million, $64.5 million and $50.3 million, respectively. The following represents the Company’s expected amortization expense for each of the next five years from these other intangible assets (amounts in thousands):

For the Years Ended	Estimated
December 31,	Amortization Expense
2010	$64,420
2011	63,981
2012	59,718
2013	53,512
2014	15,725

11.  Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

	December 31, 2009	December 31, 2008
Derivative instruments	$9,164	$24,540
Accrued rent and other related expense associated with the flood of the Fort Washington locations	11,100	11,100
Accrued interest	9,293	8,887
Book overdrafts	8,363	6,609
Accrued contract labor expenses	3,872	5,449
Restructuring costs	6,334	4,733
Accrued acquisition costs	1,796	5,201
Customer refundable fees	5,766	4,312
Other accrued expenses	51,562	56,891
	$107,250	$127,722

12.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2009	December 31, 2008
Senior term loan	$549,260	$588,605
Senior revolving credit facility	17,000	81,500
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	14,322	37,244
Capital leases	4,789	5,232
Other	1,159	1,495
Less current portion	(41,699)	(30,559)
	$909,831	$1,048,517

The following summarizes the Company’s required debt payments (amounts in thousands):

2010	$41,699
2011	27,063
2012	6,533
2013	673,305
2014	200,529
Thereafter	2,401
$951,530

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued):

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that consists of a term loan ($549.3 million outstanding at December 31, 2009) and a $100.0 million revolving    credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make annual prepayments of 50 percent, 25 percent or zero percent of its excess annual cash flow, based on its leverage ratio. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The availability of the revolving credit facility is reduced by any unused letters of credit ($11.8 million at December 31, 2009). As of December 31, 2009, the Company had $71.2 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual rate equal to either, at the option of the Company, (i) the higher of the prime rate (3.25 percent at December 31, 2009), the federal funds rate (0.11 percent at December 31, 2009) plus 0.50 percent, or LIBOR (0.23 percent 30-day LIBOR at December 31, 2009) plus 1.00 percent, plus a margin of 2.25 percent to 2.75 percent in the case of the revolving credit facility and 3.75 percent to 4.00 percent in the case of the term loan, based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined; or (ii) LIBOR, but in no event less than 2.50 percent, plus a margin of 3.25 percent to 3.75 percent in the case of the revolving credit facility and 4.75 percent to 5.00 percent in the case of the term loan, based on the Company’s funded debt to EBITDA ratio, as defined. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. For the years ended December 31, 2009 and 2008, the effective interest rate on the Credit Facility was approximately 8.61 percent and 7.92 percent, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. If an event of default, such as failure to comply with covenants or change of control, and the failure to negotiate and obtain any required relief from our lenders, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business. Notwithstanding the foregoing, the Company may from time to time seek to amend its existing Credit Facility or obtain other funding or additional financing, which may result in additional fees and higher interest rates. Amending the Company’s Credit Facility or obtaining other funding or additional financing prior to the expiration of the current agreement will be essential as the remaining outstanding balance under the term loan will be due upon the expiration of the Credit Facility in May 2013. At December 31, 2009, the Company’s leverage ratio was 4.59, compared to the maximum of 5.50, and the interest coverage ratio was 2.30, compared to the minimum of 1.85. The Company was in compliance with all required financial covenants and was not aware of any events of default as of December 31, 2009.

Due to the expected impact of the economic environment on the Company’s clients’ business, and the resulting expected impact of that on the Company’s 2010 results, as well as financial covenant ratio adjustments required under the Credit Facility in 2010, the Company became uncertain of its ability to remain in compliance with the financial covenants through 2010. Therefore, on March 31, 2010, the Company amended the Credit Facility to, among other things, adjust the financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios, and adjust the required principal prepayments.

In 2010, the Company’s amended Credit Facility requires a maximum leverage ratio of 5.75 and a minimum interest coverage ratio of 1.80. Management believes that over the next 12 months the Company will continue to maintain compliance with these covenants. The Company’s ability to maintain compliance with the covenants will be highly dependent on the Company’s results of operations and, to the extent necessary, the Company’s ability to implement remedial measures such as further reductions in operating costs. If the Company were to enter into an agreement with its lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

The amended Credit Facility requires quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The revolving credit facility requires no minimum principal payments until its maturity in November 2011. The amended Credit Facility also requires quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, as well as annual prepayments of 75 percent or 50 percent of the Company’s excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments.

Senior Notes and Senior Subordinated Notes:

The Company has $165.0 million of floating rate senior notes due 2013 (“Senior Notes”) and $200.0 million of 11.875 percent senior subordinated notes due 2014 (“Senior Subordinated Notes”) (collectively, “the Notes”). The Notes are guaranteed, jointly and severally, on a senior basis with respect to the Senior Notes and on a senior subordinated basis with respect to the Senior Subordinated Notes, in each case by all of the Company’s existing and future domestic restricted subsidiaries (other than certain subsidiaries and joint ventures engaged in financing the purchase of delinquent accounts receivable portfolios and certain immaterial subsidiaries).

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued):

Senior Notes and Senior Subordinated Notes (continued):

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly.  For the years ended December 31, 2009 and 2008, the effective interest rate of the Senior Notes was approximately 5.82 percent and 7.89 percent, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of December 31, 2009, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

Nonrecourse Credit Facility:

The Company had a relationship with a lender to provide nonrecourse financing for certain purchases of accounts receivable, at the discretion of the lender.  If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.23 percent 30-day LIBOR at December 31, 2009) plus 2.50 percent, or as negotiated. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives. There were no non-equity borrowings under this relationship during 2009.

Borrowings under this relationship are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

The total nonrecourse debt outstanding was $14.3 million and $37.2 million as of December 31, 2009 and 2008, respectively, which included $2.1 million and $3.7 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 12.8 percent and 10.0 percent for the years ended December 31, 2009 and 2008, respectively. The nonrecourse debt agreements contain certain covenants such as meeting minimum cumulative collection targets. As of December 31, 2009, the Company was in compliance with all required covenants.

Capital leases:

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018.

13.  Operating Leases:

The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2010 and 2021, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more. The following future minimum payments have been reduced by minimum sublease rentals of $731,000, due in the future under noncancelable subleases, and do not include the leases from the Company’s former Fort Washington locations (note 19) (amounts in thousands):

2010	$49,557
2011	39,433
2012	33,810
2013	26,034
2014	15,226
Thereafter	17,547
$181,607

For the years ended December 31, 2009, 2008 and 2007, rent expense was $55.4 million, $51.0 million and $39.3 million, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

14.  Income Taxes:

Income tax benefit consisted of the following components (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Currently payable:
Federal	$—	$—	$(415)
State	1,397	1,921	995
Foreign	2,260	2,976	1,678

Deferred:
Federal	(1,815)	(73,596)	(20,406)
State	(770)	(3,333)	1,723
Foreign	(2,238)	85	321
Income tax benefit	$(1,166)	$(71,947)	$(16,104)

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.       Income Taxes (continued):

Deferred tax assets (liabilities) consisted of the following (amounts in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryfowards	$129,441	$102,846
Deferred contractual revenue	12,714	14,006
Accrued acquisition costs	1,416	3,501
Tax credits	12,648	11,571
Accrued expenses	20,544	25,352
Total deferred tax assets	176,763	157,276
Valuation allowance	68,416	31,351
Net deferred tax assets	108,347	125,925

Deferred tax liabilities:
Intangible assets	111,330	125,916
Prepaid expenses	5,236	3,411
Depreciation	2,835	8,772
Purchased accounts receivable	15,617	14,017
Total deferred tax liabilities	135,018	152,116
Net deferred tax liabilities	$(26,671)	$(26,191)

The Company had a $93.7 million deferred tax asset for federal net operating loss carryforwards of $267.7 million at December 31, 2009, which are expiring through 2029. The Company had a $72.0 million deferred tax asset for federal net operating loss carryforwards of $205.6 million at December 31, 2008.

At December 31, 2009, approximately $132.7 million of the Company’s federal net operating loss carryforwards are subject to limitations as defined by Section 382 of the Internal Revenue Code.  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period.

The Company had a $5.0 million deferred tax asset for foreign net operating loss carryforwards of $18.1 million at December 31, 2009, which will not expire for ten or more years. The Company had $4.9 million of foreign net operating loss carryforwards at December 31, 2008.

The Company had deferred tax assets for state net operating loss carryforwards of $30.7 million and $29.6 million at December 31, 2009 and December 31, 2008, respectively.

In assessing the realization of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. A valuation allowance of $36.5 million has been provided on federal and certain state deferred tax assets due to the uncertainty of realizing the benefit of certain deferred tax assets. In addition, a valuation allowance of $31.9 million for a portion of deferred tax assets relating to certain foreign and state net operating losses and state tax credits that based on management’s assessment it is more likely than not that such amounts will not be realized. This represents an increase of $37.1 million due to the increase in federal and certain state deferred tax assets and additional state and foreign net operating losses in 2009.

The deferred tax liability related to intangible assets arose primarily from the Transaction on November 15, 2006, as well as other subsequent acquisitions.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.       Income Taxes (continued):

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

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

	For the Year Ended December 31,
	2009	2008	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal	(0.2)	0.5	(0.2)
Goodwill impairment	(7.8)	(17.4)	—
Valuation allowance	(30.1)	—	—
Impact of change in state laws, net of federal	—	—	(3.5)
Permanent items	3.0	(0.1)	0.2
Noncontrolling interest	(0.5)	(2.1)	3.7
Foreign	(1.0)	(0.2)	0.4
Other, net	2.9	1.1	0.1
Effective tax rate	1.3%	16.8%	35.7%

Pre-tax income from operations included foreign subsidiary (loss) income of $(1.8) million and $7.1 million for the years ended December 31, 2009 and 2008, respectively.  The Company’s cumulative undistributed earnings of foreign subsidiaries of $41.9 million for the year ended December 31, 2009 are expected to be reinvested indefinitely, and accordingly no incremental U.S. or foreign withholding taxes have been recorded.

The Company received notice of a reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries in the amount of $16.2 million including interest and penalties. In order to pursue an appeal of the reassessment, the Company paid a deposit of $8.5 million in December 2006. In October 2009, the Company entered into a settlement agreement regarding the reassessment. In January 2010, the Company received a refund of approximately $3.8 million (net of a $1.7 million payment due back to the taxing authority). Management has adjusted its reserve to cover any potential future exposure.

As of December 31, 2009 and 2008, the Company had $4.9 million and $8.3 million in reserves for uncertain tax positions, including penalties that, if recognized, would affect the effective tax rate.

The Company recognizes interest related to uncertain tax positions in “Interest expense.” As of December 31, 2009, 2008 and 2007, the Company had $4.5 million, $6.1 million and $4.1 million, respectively, of accrued interest related to uncertain tax positions. The Company recognizes penalties related to uncertain tax positions in the provision for income taxes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.       Income Taxes (continued):

The following is a roll-forward of the Company’s gross unrecognized tax benefits (amounts in thousands):

Balance at January 1, 2007	$9,752
Prior year positions:
Additions	1,572
Current year positions:
Additions	28
Settlements with tax authorities	(105)
Reductions due to statute lapse	(1,630)

Balance at January 1, 2008	9,617
Prior year positions:
Additions	1,407
Change in exchange rates	(1,349)
Reductions due to statute lapse	(852)

Balance at January 1, 2009	8,823
Prior year positions:
Additions	6,510
Reductions	(340)
Current year positions:
Additions	521
Settlements with tax authorities	(4,394)
Change in exchange rates	734
Reductions due to statute lapse	(148)

Balance at December 31, 2009	$11,706

The Company is subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2009, the Company is no longer subject to federal income tax examinations for years prior to 2005. For most states and foreign countries where the Company conducts business, the Company is subject to examination for the preceding three to six years.  In certain states and foreign countries, the period could be longer.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

15.       Stockholders’ Equity:

The following summarizes the Company’s share activity (shares in thousands):

		Class L	Class A
	Preferred	Common	Common
Balance, January 1, 2007	1,220	364	1,616
Issuance of preferred stock dividends	188	—	—
Issuance of common stock, net of Cancelations	—	—	135
Issuance of restricted stock	—	—	71
Balance, December 31, 2007	1,408	364	1,822
Issuance of preferred stock	867	—	—
Issuance of preferred stock dividends	298	—	—
Issuance of common stock, net of cancelations	—	37	1,012
Issuance of restricted stock, net of cancelations	—	—	103
Balance, December 31, 2008	2,573	401	2,937
Issuance of preferred stock	176	—	—
Issuance of preferred stock dividends	403	—	—
Issuance of common stock, net of cancelations	—	(1)	24
Balance, December 31, 2009	3,152	400	2,961

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

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. Series B-2 is entitled to a yield at an annual rate of 19 percent and Class L is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31, and November 30 of each year.  The yields for Series B-2 and Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of December 31, 2009, the accumulated yield for shares of Series B-2 and Class L was $695,000 and $47.0 million, respectively.

The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends during the years ended December 31, 2009 and 2008:

	November 30,		August 31,		May 31,		February 28,
	2009	2008	2009	2008	2009	2008	2009	2008
Series A	98,241	85,150	95,935	83,159	92,665	80,879	87,211	49,108
Series B-1	9,850	—	9,503	—	7,225	—	1,725	—

On January 2, 2008, the Company issued 22,484 shares of Series A to JPM and in February 2009, the Company issued 7,400 shares of Series A to JPM, as partial consideration for the acquisition of SST. Due to the related party nature of the acquisition (note 4), the remaining consideration of $8.1 million and the return of $4.0 million of cash that was not acquired were deemed cash dividend payments in 2008, and the remaining consideration of $3.2 million in addition to other post-closing adjustments resulted in a deemed investment of $2.2 million in 2009.

In March 2008, in connection with the OSI acquisition, the Company privately placed 802,262 shares of Series A, 37,738 shares of Class L and 1,012,261 shares of Class A for aggregate proceeds of $210.0 million. The entire amount of the proceeds was used to acquire OSI.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

15.       Stockholders’ Equity (continued):

Capital Stock (continued):

On December 8, 2008, the Company increased its authorized capital to the following amounts: 7,500,000 shares of Preferred Stock; 800,000 shares of Class L; and 4,500,000 shares of Class A. On December 9, 2008, the Company privately placed 41,026.6 shares of Series B-1 and 1,088.6 shares of Series B-2, for aggregate proceeds of $10.0 million.

On March 25, 2009, the Company sold 148,463.6 shares of its Series B-1 Preferred Stock and 19,957.4 shares of its Series B-2 Preferred Stock to One Equity Partners, Michael J. Barrist and certain members of executive management, and other co-investors for an aggregate purchase price of $40.0 million. The proceeds were used to pay down $15.0 million of term loan borrowings, and the remainder, net of expenses, of $22.5 million was used to repay borrowings under the revolving credit facility.

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

Noncontrolling Interests:

Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation. Net income (loss) attributable to noncontrolling interests is shown separately from net income (loss) in the consolidated statements of operations. This reclassification has no effect on the Company’s previously reported financial position or results of operations. Refer to note 2 for additional information.

Losses are attributed to noncontrolling interests even if they exceed the noncontrolling interests’ equity. If the Company had not attributed such losses to noncontrolling interests, net loss attributable to NCO Group, Inc. would have increased by $1.7 million for the year ended December 31, 2009.

Stock-based Compensation:

The Company has a Restricted Share Plan, as amended and restated that is administered by the Compensation Committee of the Board of Directors, which approves the grants to employees recommended by the Company’s chief executive officer. Shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments over a period of four years, provided that the recipient remains employed by the Company. At December 31, 2009, an aggregate of 333,011 restricted shares of Class A common stock had been awarded and 3,656 shares of Class A common stock were available for future awards under the Restricted Share Plan. Compensation expense recognized related to the awards for the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $667,000 and $394,000, respectively. At December 31, 2009, there was $1.2 million of unrecognized pre-tax compensation cost related to the non-vested restricted shares. The Company measures compensation expense based on the grant date fair value, and has elected to recognize this compensation expense on a straight-line basis over the weighted-average service period, which is expected to be four years.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

16.       Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. The Company had forward exchange contracts for the purchase of 323.2 million Philippine pesos outstanding at December 31, 2009, which mature throughout 2010.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $323.0 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 percent to 3.44 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair value of these interest rate swaps after March 25, 2009 are recorded in interest expense.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. The Company had interest rate caps covering an aggregate notional amount of $57.0 million at December 31, 2009, with a weighted average LIBOR cap rate of 6.00 percent.

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Liability derivatives
Interest rate swaps			Accrued expenses	$13,180
Total derivatives designated as hedges				$13,180

Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts	Other current assets	$2	Other current assets	$923
Interest rate caps			Other current assets	1
Total asset derivatives not designated as hedges		$2		$924

Liability derivatives
Interest rate swaps	Accrued expenses	$9,104
Forward exchange contracts	Accrued expenses	60	Accrued expenses	$11,360
Embedded derivatives	Long-term debt and accrued expenses	3,306	Long-term debt and accrued expenses	4,457
Total liability derivatives not designated as hedges		$12,470		$15,817

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

16.       Derivative Financial Instruments (continued):

The following tables summarize the effect of derivatives on the Company (amounts in thousands):

		For the Year Ended December 31,
		2009		2008
		Amount of	Amount of	Amount of	Amount of
	Location of	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Gain (Loss)	Recognized	Reclassified	Recognized	Reclassified
	Reclassified	in OCI (net	into	in OCI (net	into
	into Earnings	of taxes)	Earnings	of taxes)	Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$(719)	$(8,666)	$(8,989)	$(4,318)

Forward exchange contracts	Payroll and related expenses, and selling, general and admin. expenses	—	—	(4,829)	(7,529)

Total derivatives designated as hedges		$(719)	$(8,666)	$(13,818)	$(11,847)

		For the Year Ended December 31,
		2009	2008
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$7,014	$(10,438)
Interest rate swaps (after March 25, 2009)	Interest expense	(5,520)	—
Embedded derivatives	Interest expense	128	5,035
Interest rate caps	Other income (expense)	(45)	(91)
Total derivatives not designated as hedges		$1,577	$(5,494)

17.       Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007

Cash paid for interest	$100,181	$99,265	$94,971
Cash paid for income taxes	1,504	4,276	3,325
Noncash investing and financing activities:
Fair value of assets acquired	15,168	139,489	6,317
Liabilities assumed from acquisitions	13,224	127,928	966
Capital leases	—	5,456	—
Estimated earnout payment for acquisitions	—	—	14,775
General and admin. expenses paid by SST parent	—	—	4,781
SST parent forgiveness of debt, net	—	—	4,690
Adjustment to acquired assets and liabilities	—	(62)	(3,508)
Disposal of fixed assets	—	13	916

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

18.       Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, (the “Plan”), for its U.S. employees. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first six percent of an employee’s contribution. The Company also has similar type plans for its international employees. The charges to operations for the matching contributions were $ 2.3 million, $3.3 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a deferred compensation plan, (the “Deferred Compensation Plan”), to permit eligible employees of the Company to defer receipt and taxation of their compensation from the Company each year up to the limit in effect under Section 402(g) of the Internal Revenue Code, less amounts contributed to the Deferred Compensation Plan. The Company, at its discretion, may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by the Company are eligible to participate in the Deferred Compensation Plan. At December 31, 2009 and 2008, the Company had a liability of $957,000 and $687,000, respectively, related to the Deferred Compensation Plan.

19.       Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a labor subcontractor in India, and other vendors that require minimum purchase commitments. These agreements expire between 2010 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2010	$29,562
2011	19,427
2012	1,620
$50,609

The Company incurred $70.3 million, $52.6 million and $60.6 million of expense in connection with these purchase commitments for the years ended December 31, 2009, 2008 and 2007, respectively.

Forward-Flow Agreements:

The Company has several fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The forward flow agreements expire throughout 2010. The estimated future forward-flow commitments in 2010 are approximately $10.4 million.

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

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter the Company reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. The Company did not agree with the allegations regarding damages. In March 2010, the Company settled this matter with the Department of Justice for $500,000 and full release of all liabilities with respect to the student loan consolidations. The amount paid was partially covered by insurance.

Tax Matters:

The Company received notice of a reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of its subsidiaries in the amount of $16.2 million including interest and penalties. In order to pursue an appeal of the reassessment, the Company paid a deposit of $8.5 million in December 2006. In October 2009, the Company entered into a settlement agreement regarding the reassessment. In January 2010, the Company received a refund of approximately $3.8 million (net of a $1.7 million payment due back to the taxing authority). Management has adjusted its reserve to cover any potential future exposure.

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

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations, client audits or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.       Segment Reporting:

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded service revenue of $60.5 million, $82.8 million and $109.1 million from these services for the years ended December 31, 2009, 2008 and 2007.

The following table presents the amount ARM received from customers by country (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007
U.S.	$1,087,006	$1,033,796	$724,102
Canada	40,872	46,831	43,406
Australia	23,079	19,244	14,654
U.K.	22,353	25,751	24,331
Mexico	12,745	10,928	—

CRM provides customer relationship management services to clients in North America through offices in North America and Asia. CRM also provides certain services to ARM. CRM recorded revenue of $5.2 million and $2.9 million for these services for the years ended December 31, 2009 and 2008, respectively.

The following table presents the amount CRM received from customers by country (amounts in thousands):

	For the Year Ended December 31,
	2009	2008	2007
U.S.	$330,401	$351,671	$311,019
Canada	2,536	7,985	16,590
Panama	1,555	1,440	951

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management’s revenue was impacted by impairment charges recorded for a valuation allowance against the carrying value of portfolios of $21.5 million and $98.9 million for the year ended December 31, 2009 and 2008, respectively.

The following table presents total assets, net of intercompany balances, for each segment (amounts in thousands):

	December 31,
	2009	2008	2007
ARM	$1,079,180	$1,220,399	$913,711
CRM	239,373	283,328	340,893
Portfolio Management	141,482	197,912	423,395
Total assets	$1,460,035	$1,701,639	$1,677,999

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.       Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general and administrative expenses, restructuring charges, income from operations before depreciation and amortization (including impairment of intangible assets), total assets, net of any intercompany balances and capital expenditures for each segment (amounts in thousands):

	For the Year Ended December 31, 2009
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$1,246,555	$334,492	$48,482	$(65,611)	$1,563,918
Payroll and related expenses	542,919	238,836	5,244	(5,111)	781,888
Selling, general and admin. expenses	443,040	59,892	62,779	(57,333)	508,378
Reimbursable costs and fees	114,716	—	—	(3,167)	111,549
Restructuring charges	10,644	(635)	859	—	10,868

Income from operations before depreciation and amortization	$135,236	$36,399	$(20,400)	$—	$151,235

Capital expenditures	$19,144	$12,998	$—	$—	$32,142

	For the Year Ended December 31, 2008
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$1,219,348	$361,096	$18,389	$(85,692)	$1,513,141
Payroll and related expenses	583,658	256,895	7,822	(2,894)	845,481
Selling, general and admin. Expenses	463,083	61,723	86,533	(74,792)	536,547
Reimbursable costs and fees	33,798	—	—	(8,006)	25,792
Restructuring charges	7,631	3,969	—	—	11,600

Income from operations before depreciation and amortization	$131,178	$38,509	$(75,966)	$—	$93,721

Capital expenditures	$24,134	$19,262	$—	$—	$43,396

	For the Year Ended December 31, 2007
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$915,603	$328,560	$150,909	$(109,642)	$1,285,430
Payroll and related expenses	426,177	246,655	7,651	(532)	679,951
Selling, general and admin. expenses	362,242	54,323	112,708	(99,684)	429,589
Reimbursable costs and fees	39,007	—	—	(9,426)	29,581

Income from operations before depreciation and amortization	$88,177	$27,582	$30,550	$—	$146,309

Capital expenditures	$16,226	$9,813	$2	$—	$26,041

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

21.       Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. These fees are included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPMorgan Chase & Co. (“JPM”), and JPM is a client of the Company. For the years ended December 31, 2009, 2008 and 2007, the Company received fees for providing services to JPM of $12.6 million, $14.8 million and $10.0 million, respectively. At December 31, 2009, the Company had no accounts receivable due from JPM. At December 31, 2008 and 2007, the Company had accounts receivable of $9,000 and $138,000, respectively, due from JPM. Additionally, affiliates of Citigroup are co-investors of the Company, and Citigroup is a client of the Company. For the years ended December 31, 2009, 2008 and 2007, the Company received fees for providing services to Citigroup of $57.5 million, $69.5 million and $33.5 million, respectively.  At December 31, 2009, 2008 and 2007, the Company had accounts receivable of $5.8 million, $3.3 million and $1.9 million, respectively, due from Citigroup.

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer. Prior to the acquisition, SST was an indirect wholly owned subsidiary JPM. JPM also indirectly wholly owns OEP, which has had a controlling interest in the Company since November 15, 2006 (note 4).

The Company has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

22.       Recently Issued and Proposed Accounting Guidance:

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities, which supersedes all existing non-SEC accounting and reporting standards. SEC registrants must still comply with rules and interpretive releases of the SEC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009; therefore, the Company adopted the authoritative guidance establishing the Codification for the interim reporting period ending September 30, 2009, and it did not have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued authoritative guidance for transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and eliminates the exception from applying guidance related to consolidating of variable interest entities to qualifying special-purpose entities. This guidance requires additional disclosures in order to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance is effective for the Company on January 1, 2010. The Company is currently reviewing the guidance to assess the impact of adoption.

In June 2009, the FASB issued amended guidance for consolidation of variable interest entities. This guidance amends previous guidance to require companies to perform an analysis to determine if their variable interest gives them a controlling financial interest in the variable interest entity, and requires ongoing reassessments of who is the primary beneficiary of a variable interest entity. This guidance also requires enhanced disclosures of information about involvement in a variable interest entity. This guidance is effective for the Company on January 1, 2010. The Company is currently reviewing the guidance to assess the impact of adoption.

In October 2009, the FASB issued amended guidance for revenue recognition related to multiple-deliverable revenue arrangements.  This guidance, among other things, creates a hierarchy for determining the selling price of a deliverable, which will now include an estimated selling price if neither vendor-specific objective evidence nor third-party evidence exist. This may result in more instances of separating consideration in multiple-deliverable arrangements. Disclosures related to multiple-deliverable revenue arrangements have also been expanded. This guidance is effective for the Company for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted.  The Company is currently reviewing the guidance to assess the impact of adoption.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

23.       Allowance for Doubtful Accounts:

The following table presents the activity in the allowance for doubtful accounts (amounts in thousands):

		Additions
	Balance at	Charged to	Charged		Balance at
	beginning	costs and	to other		end of
	of year	expenses	accounts	Deductions(1)	year

Year ended December 31, 2009:
Allowance for doubtful accounts	$5,008	$2,797	$500	$(2,481)	$5,824

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,137	$3,030	$3,786	$(4,945)	$5,008

Year ended December 31, 2007:
Allowance for doubtful accounts	$—	$4,806	$—	$(1,669)	$3,137

(1)         Uncollectible accounts written off, net of recoveries.

24.       Subsidiary Guarantor Financial Information:

The Notes are fully and unconditionally guaranteed, jointly and severally, by certain domestic 100 percent owned subsidiaries of the Company (collectively, the “Guarantors”). Non-guarantors consist of all non-domestic subsidiaries, certain subsidiaries engaged in financing the purchase of delinquent accounts receivable portfolios, portfolio joint ventures (which are engaged in portfolio financing transactions) and certain immaterial subsidiaries (collectively, the “Non-Guarantors”). The following tables present the consolidating financial information for the Company (Parent), the Guarantors and the Non-Guarantors, together with eliminations, as of and for the periods indicated.

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$18,984	$20,237	$—	$39,221
Accounts receivable, trade, net of allowance for doubtful accounts	—	156,600	21,467	—	178,067
Purchased accounts receivable, current portion	—	22,406	28,554	—	50,960
Deferred income taxes	(28,808)	29,327	1,234	—	1,753
Prepaid expenses and other current assets	1,358	29,741	30,882	—	61,981
Total current assets	(27,450)	257,058	102,374	—	331,982

Property and equipment, net	—	89,347	32,970	—	122,317

Other assets:
Goodwill	—	470,621	65,236	—	535,857
Trade name, net of accumulated amortization	—	81,065	2,847	—	83,912
Customer relationships and other intangible assets, net of accumulated amortization	—	239,393	19,289	—	258,682
Purchased accounts receivable, net of current portion	—	52,966	34,503	—	87,469
Investment in subsidiaries	729,604	19,005	—	(748,609)	—
Deferred income taxes	—	—	3,548	—	3,548
Other assets	12,852	45,492	(22,076)	—	36,268
Total other assets	742,456	908,542	103,347	(748,609)	1,005,736
Total assets	$715,006	$1,254,947	$238,691	$(748,609)	$1,460,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$29,334	$583	$11,782	$—	$41,699
Intercompany (receivable) payable	(953)	(109,273)	110,226	—	—
Income taxes payable	—	—	2,838	—	2,838
Accounts payable	—	13,387	2,478	—	15,865
Accrued expenses	14,367	67,538	25,345	—	107,250
Accrued compensation and related expenses	—	26,225	11,869	—	38,094
Deferred revenue, current portion	—	39,101	427	—	39,528
Total current liabilities	42,748	37,561	164,965	—	245,274

Long-term liabilities:
Long-term debt, net of current portion	517,521	388,531	3,779	—	909,831
Deferred income taxes	(82,653)	108,563	6,062	—	31,972
Deferred revenue, net of current portion	—	1,147	—	—	1,147
Other long-term liabilities	8,290	9,153	13,818	—	31,261

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	229,100	709,992	38,617	(748,609)	229,100
Noncontrolling interests	—	—	11,450	—	11,450
Total stockholders’ equity	229,100	709,992	50,067	(748,609)	240,550
Total liabilities and stockholders’ equity	$715,006	$1,254,947	$238,691	$(748,609)	$1,460,035

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$15,334	$14,546	$—	$29,880
Accounts receivable, trade, net of allowance for doubtful accounts	—	202,011	8,032	—	210,043
Purchased accounts receivable, current portion	—	19,191	50,815	—	70,006
Deferred income taxes	4,057	29,908	251	—	34,216
Prepaid expenses and other current assets	2,027	47,721	13,449	—	63,197
Assets held for sale, current portion	—	11,869	135	—	12,004
Total current assets	6,084	326,034	87,228	—	419,346

Property and equipment, net	—	101,077	36,819	—	137,896

Other assets:
Goodwill	—	500,272	64,345	—	564,617
Trade name, net of accumulated amortization	—	82,619	2,847	—	85,466
Customer relationships and other intangible assets, net of accumulated amortization	—	304,738	22,895	—	327,633
Purchased accounts receivable, net of current portion	—	46,401	69,252	—	115,653
Investment in subsidiaries	828,883	24,771	—	(853,654)	—
Other assets	15,002	51,698	(22,436)	—	44,264
Assets held for sale, net of current portion	—	6,711	53	—	6,764
Total other assets	843,885	1,017,210	136,956	(853,654)	1,144,397
Total assets	$849,969	$1,444,321	$261,003	$(853,654)	$1,701,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$6,054	$594	$23,911	$—	$30,559
Intercompany (receivable) payable	(30,025)	10,812	98,188	(78,975)	—
Income taxes payable	—	—	3,543	—	3,543
Accounts payable	—	26,927	(8,909)	—	18,018
Accrued expenses	30,440	88,702	8,580	—	127,722
Accrued compensation and related expenses	—	33,959	12,293	—	46,252
Deferred revenue, current portion	—	40,392	339	—	40,731
Liabilities held for sale, current portion	—	955	19	—	974
Total current liabilities	6,469	202,341	137,964	(78,975)	267,799

Long-term liabilities:
Long-term debt, net of current portion	644,646	389,902	13,969	—	1,048,517
Deferred income taxes	(64,958)	113,703	11,662	—	60,407
Deferred revenue, net of current portion	—	5,285	—	—	5,285
Other long-term liabilities	2,826	19,106	10,602	—	32,534
Liabilities held for sale, net of current portion	—	3,253	55	—	3,308

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	260,986	710,731	63,948	(774,679)	260,986
Noncontrolling interests	—	—	22,803	—	22,803
Total stockholders’ equity	260,986	710,731	86,751	(774,679)	283,789
Total liabilities and stockholders’ equity	$849,969	$1,444,321	$261,003	$(853,654)	$1,701,639

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,407,142	$292,661	$(299,193)	$1,400,610
Portfolio	—	23,810	27,588	—	51,398
Portfolio sales	—	83	278	—	361
Reimbursable costs and fees	—	111,303	246	—	111,549
Total revenues	—	1,542,338	320,773	(299,193)	1,563,918

Operating costs and expenses:
Payroll and related expenses	16	822,506	185,043	(225,677)	781,888
Selling, general and administrative expenses	4,273	456,016	121,605	(73,516)	508,378
Reimbursable costs and fees	—	111,303	246	—	111,549
Depreciation and amortization expense	—	92,035	27,535	—	119,570
Impairment of intangible assets	—	30,032	—	—	30,032
Restructuring charges	—	4,204	6,664	—	10,868
Total operating costs and expenses	4,289	1,516,096	341,093	(299,193)	1,562,285
(Loss) income from operations	(4,289)	26,242	(20,320)	—	1,633

Other income (expense):
Interest and investment income	44	1,784	(493)	—	1,335
Interest expense	(68,219)	(31,621)	628	—	(99,212)
Interest (expense) income to affiliate	(6,047)	12,703	(6,656)	—	—
Subsidiary (loss) income	(18,687)	(12,164)	—	30,851	—
Other income (expense), net	7,014	(449)	371	—	6,936
	(85,895)	(29,747)	(6,150)	30,851	(90,941)
(Loss) income before income taxes	(90,184)	(3,505)	(26,470)	30,851	(89,308)

Income tax (benefit) expense	(5,963)	12,528	(7,731)	—	(1,166)

Net (loss) income	(84,221)	(16,033)	(18,739)	30,851	(88,142)

Less: Net loss attributable to noncontrolling interests	—	—	(3,921)	—	(3,921)

Net (loss) income attributable to NCO Group, Inc.	$(84,221)	$(16,033)	$(14,818)	$30,851	$(84,221)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,461,589	$345,138	$(340,409)	$1,466,318
Portfolio	—	20,994	(2,965)	—	18,029
Portfolio sales	—	563	2,439	—	3,002
Reimbursable costs and fees	—	25,632	160	—	25,792
Total revenues	—	1,508,778	344,772	(340,409)	1,513,141

Operating costs and expenses:
Payroll and related expenses	15	868,516	222,085	(245,135)	845,481
Selling, general and administrative expenses	4,200	491,496	136,125	(95,274)	536,547
Reimbursable costs and fees	—	25,632	160	—	25,792
Depreciation and amortization expense	—	92,176	29,148	—	121,324
Impairment of intangible assets	—	268,908	20,584	—	289,492
Restructuring charges	—	6,050	5,550	—	11,600
Total operating costs and expenses	4,215	1,752,778	413,652	(340,409)	1,830,236
Loss from operations	(4,215)	(244,000)	(68,880)	—	(317,095)

Other income (expense):
Interest and investment income	(10,396)	11,848	(361)	—	1,091
Interest expense	(65,080)	(29,183)	(568)	—	(94,831)
Interest (expense) income to affiliate	(2,660)	9,239	(6,579)	—	—
Subsidiary (loss) income	(281,167)	(49,538)	—	330,705	—
Other expense, net	—	(16,468)	—	—	(16,468)
	(359,303)	(74,102)	(7,508)	330,705	(110,208)
(Loss) income before income taxes	(363,518)	(318,102)	(76,388)	330,705	(427,303)

Income tax benefit	(26,412)	(37,315)	(8,220)	—	(71,947)

Net (loss) income	(337,106)	(280,787)	(68,168)	330,705	(355,356)

Less: Net loss attributable to noncontrolling interests	—	—	(18,250)	—	(18,250)

Net (loss) income attributable to NCO Group, Inc.	$(337,106)	$(280,787)	$(49,918)	$330,705	$(337,106)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,112,373	$348,696	$(358,726)	$1,102,343
Portfolio	—	32,804	99,609	—	132,413
Portfolio sales	—	6,474	14,619	—	21,093
Reimbursable costs and fees	—	29,581	—	—	29,581
Total revenues	—	1,181,232	462,924	(358,726)	1,285,430

Operating costs and expenses:
Payroll and related expenses	13	694,199	234,121	(248,382)	679,951
Selling, general and administrative expenses	3,883	361,734	174,316	(110,344)	429,589
Reimbursable costs and fees	—	29,581	—	—	29,581
Depreciation and amortization expense	—	76,492	25,857	—	102,349
Total operating costs and expenses	3,896	1,162,006	434,294	(358,726)	1,241,470
(Loss) income from operations	(3,896)	19,226	28,630	—	43,960

Other income (expense):
Interest and investment income	(10)	1,835	810	—	2,635
Interest expense	(65,638)	(21,098)	(8,558)	—	(95,294)
Interest (expense) income to affiliate	(5,923)	12,655	(6,732)	—	—
Subsidiary income (loss)	5,631	3,405	—	(9,036)	—
Other income, net	—	3,608	—	—	3,608
	(65,940)	405	(14,480)	(9,036)	(89,051)
(Loss) income before income taxes	(69,836)	19,631	14,150	(9,036)	(45,091)

Income tax (benefit) expense	(38,114)	17,973	4,037	—	(16,104)

Net (loss) income	(31,722)	1,658	10,113	(9,036)	(28,987)

Less: Net income attributable to noncontrolling interests	—	—	2,735	—	2,735

Net (loss) income attributable to NCO Group, Inc.	$(31,722)	$1,658	$7,378	$(9,036)	$(31,722)

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(28,783)	$123,770	$3,487	$98,474

Cash flows from investing activities:
Purchases of accounts receivable	—	(54,196)	(2,413)	(56,609)
Collections applied to principal of purchased accounts receivable	—	36,443	47,657	84,100
Proceeds from sales and resales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(23,939)	(8,203)	(32,142)
Proceeds from bonds and notes receivable	—	136	—	136
Cash received from sale of business	—	20,000	—	20,000
Net cash received (paid) related to acquisitions	—	1,728	(1,024)	704
Net cash (used in) provided by investing activities	—	(19,704)	36,418	16,714

Cash flows from financing activities:
Repayment of notes payable	—	(360)	(24,234)	(24,594)
Net repayments of revolving credit facility	(64,500)	—	—	(64,500)
Repayment of borrowings under senior term loan	(39,345)	—	—	(39,345)
Borrowings under (repayments of) intercompany notes payable	103,487	(100,056)	(3,431)	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(7,855)	(7,855)
Issuance of stock, net	39,667	—	—	39,667
Payment of deemed dividend to JPM	(8,049)	—	—	(8,049)
Net cash provided by (used in) financing activities	28,783	(100,416)	(35,520)	(107,153)

Effect of exchange rate on cash	—	—	1,306	1,306

Net increase in cash and cash equivalents	—	3,650	5,691	9,341

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$18,984	$20,237	$39,221

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(7,991)	$55,591	$46,133	$93,733

Cash flows from investing activities:
Purchases of accounts receivable	—	(64,651)	(61,896)	(126,547)
Collections applied to principal of purchased accounts receivable	—	16,634	72,691	89,325
Proceeds from sales and resales of purchased accounts receivable	—	1,274	3,483	4,757
Purchases of property and equipment	—	(34,756)	(8,640)	(43,396)
Proceeds from bonds and notes receivable	—	1,122	—	1,122
Net cash paid for acquisitions and related costs	—	(324,207)	(25,213)	(349,420)
Net cash used in investing activities	—	(404,584)	(19,575)	(424,159)

Cash flows from financing activities:
Repayment of notes payable	—	(215)	(35,261)	(35,476)
Borrowings under notes payable	—	—	21,691	21,691
Net borrowings under revolving credit facility	34,500	—	—	34,500
Repayment of borrowings under senior term loan	—	(10,745)	—	(10,745)
Borrowings under senior term loan, net of fees	—	134,135	—	134,135
Borrowings under (repayments of) intercompany notes payable	(228,721)	227,704	1,017	—
Payment of fees to obtain debt	(10)	(4,307)	—	(4,317)
Investment in subsidiary by noncontrolling interests	—	—	2,436	2,436
Return of investment in subsidiary to noncontrolling interests	—	—	(12,242)	(12,242)
Issuance of stock, net	219,722	—	—	219,722
Payment of deemed dividend to JPM	(17,500)	—	—	(17,500)
Net cash provided by (used in) financing activities	7,991	346,572	(22,359)	332,204

Effect of exchange rate on cash	—	—	(3,181)	(3,181)

Net (decrease) increase in cash and cash equivalents	—	(2,421)	1,018	(1,403)

Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$15,334	$14,546	$29,880

24.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(35,328)	$63,695	$15,628	$43,995

Cash flows from investing activities:
Purchases of accounts receivable	—	(7,955)	(117,328)	(125,283)
Collections applied to principal of purchased accounts receivable	—	8,196	69,032	77,228
Proceeds from sales and resales of purchased accounts receivable	—	11,318	32,843	44,161
Purchases of property and equipment	—	(17,658)	(8,383)	(26,041)
Proceeds from bonds and notes receivable	—	6,097	—	6,097
Net cash paid for acquisitions and related costs	—	(4,408)	(4,473)	(8,881)
Net cash used in investing activities	—	(4,410)	(28,309)	(32,719)

Cash flows from financing activities:
Repayment of notes payable	—	(5,102)	(45,623)	(50,725)
Borrowings under notes payable	—	5,782	41,334	47,116
Net borrowings under revolving credit facility	11,000	—	—	11,000
Repayment of borrowings under senior term loan	(4,650)	—	—	(4,650)
Borrowings under (repayments of) intercompany notes payable	28,839	(49,458)	20,619	—
Payment of fees to obtain debt	(200)	(835)	—	(1,035)
Investment in subsidiary by noncontrolling interests	—	—	2,359	2,359
Return of investment in subsidiary to noncontrolling interests	—	—	(6,934)	(6,934)
Net cash provided by (used in) financing activities	34,989	(49,613)	11,755	(2,869)

Effect of exchange rate on cash	—	—	2,173	2,173

Net (decrease) increase in cash and cash equivalents	(339)	9,672	1,247	10,580

Cash and cash equivalents at beginning of the period	339	8,083	12,281	20,703

Cash and cash equivalents at end of the period	$—	$17,755	$13,528	$31,283