Form 10-K/A
period 2009-12-31
OSI COLLECTION SERVICES INC; OSI EDUCATION SERVICES INC; ASSET RECOVERY & MANAGEMENT CORP; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC; PROFESSIONAL RECOVERIES INC; PAYCO AMERICAN INTERNATIONAL CORP; OSI PORTFOLIO SERVICES INC; COMPASS INTERNATIONAL SERVICES CORP; OSI OUTSOURCING SERVICES INC
filed 2010-04-05
CIK 1029315, 1029318, 1029319, 1029387, 1029389, 1029390, 1029391, 1029715, 1046817, 1058624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2009 (“Original Filing”), initially filed with the Securities and Exchange Commission on March 31, 2010, is being filed to add the name of our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, to their report included in Item 8, as it was erroneously omitted in the Original Filing.

For the convenience of the reader, this Form 10-K/A includes the Original Filing in its entirety as amended by this Form 10-K/A. However, this Form 10-K/A only amends and restates Item 8 of Part II of the Original Filing and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCO GROUP, INC.

Date: April 5, 2010	By:	/s/ John R. Schwab
	Name:	John R. Schwab
	Title:	Executive Vice President, Finance and Chief Financial Officer

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

/s/ PricewaterhouseCoopers LLP

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