Form 10-K
period 2010-12-31
OSI COLLECTION SERVICES INC; OSI EDUCATION SERVICES INC; ASSET RECOVERY & MANAGEMENT CORP; JENNIFER LOOMIS & ASSOCIATES INC; QUALINK INC; PROFESSIONAL RECOVERIES INC; PAYCO AMERICAN INTERNATIONAL CORP; OSI PORTFOLIO SERVICES INC; COMPASS INTERNATIONAL SERVICES CORP; OSI OUTSOURCING SERVICES INC
filed 2011-03-31
CIK 1029315, 1029318, 1029319, 1029387, 1029389, 1029390, 1029391, 1029715, 1046817, 1058624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 333-165975; 333-158745; 333-150885

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

The number of shares of each of the registrant’s classes of common stock outstanding as of March 31, 2011 was: 2,960,847 shares of Class A common stock, $0.01 par value, and 399,814 shares of Class L common stock, $0.01 par value.

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

•                  statements as to liquidity and compliance with debt covenants;

•                  the effects of terrorist attacks, war and the economy on the Company’s business;

•                  expected increases in operating efficiencies;

•                  anticipated trends in the business process outsourcing industry;

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

•                  risks related to the Company’s substantial indebtedness, its ability to service such debt and its ability to comply with debt covenants;

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

•                  risks related to the possible loss of key clients or loss of significant volumes from key clients; and

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

PART I

Item 1.           Business

General

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries. NCO is an international provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM. We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 180 days or less past due). Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We support essential business functions across key portions of the customer lifecycle including acquisition, growth, care, resolution and retention. The primary market sectors we support in our BPO business are financial services, telecommunications, healthcare, retail and commercial, utilities, education, technology, transportation/logistics and government. Historically we have also purchased and collected past due consumer accounts receivable from consumer creditors. Beginning in 2009, we significantly reduced our purchases of accounts receivable and made a decision to minimize further investments in the future, as further discussed below (see “Business Strategy — Portfolio Management”). We operate our business in three segments: ARM, CRM and Portfolio Management.

Our extensive industry knowledge, technological expertise, management depth, international scale, broad service offerings and long-standing client relationships enable us to deliver customized solutions that help our clients reduce their operating costs, increase cash flow, and improve their customers’ experience. We provide our services through our customer-driven model that provides optimal performance, leading-edge technology, proven efficiency and quality, to a wide range of clients in North America and abroad. We currently have approximately 28,600 full and part-time employees (including approximately 1,700 non-employee personnel utilized through subcontractors) who provide our services through our network of over 100 offices in 11 countries, or through in-home “virtual” offices.

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

Expand internationally — We believe that the BPO industry continues to gain widespread acceptance throughout Canada, Europe, the Asia-Pacific region and Latin America. Our international expansion strategy is designed to continue to capitalize on each of these markets in the near term, as well as continue to develop access to lower-cost foreign labor. We believe we are a leading provider of BPO services in Canada, Europe, Australia and Mexico. We expect to further penetrate all of these markets through increased sales of ARM and CRM services. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets and other markets.

Portfolio Management — Historically, the Portfolio Management segment had participated in the purchased accounts receivable business on an opportunistic basis. Beginning in 2009, we significantly reduced our purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility. We do not expect the Portfolio Management segment to make any future purchases. However, certain international subsidiaries in our ARM segment may purchase small portfolios through forward flow commitments and may opportunistically purchase accounts receivable that allow us to leverage meaningful third-party servicing contracts. Our amended senior credit facility (see note 12 in our Notes to Consolidated Financial Statements) limits purchases in 2011 and beyond to $10 million per year.

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

We acquired the following companies during the past two years:

Date	Acquired Company	Description
September 2010	Health Blueprints, Inc.	Healthcare Consulting
August 2009	TSYS Total Debt Management	Attorney network receivables management
May 2009	Complete Credit Management, Ltd.	Receivables management in the U.K.

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

Transworld Systems.  Our subsidiary, Transworld Systems Inc., provides first- and third-party early stage and past due account recovery services for small, medium and large businesses through a demand letter series, reminder calls, or a customized program to fit individual business needs.

University Accounting Services.  Our subsidiary, University Accounting Service, LLC, provides student loan billing and related services for institutions of higher education.

Healthcare Services.  We provide revenue cycle management and several specialty services for healthcare providers such as:

•                  Consulting and Management Services — includes assistance in designing and managing a broad spectrum of revenue cycle management and back office services targeted to our clients’ specific needs.

•                  Patient Access Services— includes scheduling, insurance verification, pre-registration, eligibility screening, financial counseling, etc.

•                  Health Information Management — includes clinical documentation integrity, coding, transcription, etc.

•                  Accounts Receivable Management — includes claims management and electronic billing, denial and remittance management, collection services, etc.

•                  Customer Care — includes patient satisfaction and physician satisfaction.

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

Technology and Infrastructure

We have implemented a scalable technical infrastructure that can flexibly support growing client volume while delivering a high level of reliability and service. Our customer contact centers feature advanced technologies, including predictive dialers, automated call distribution systems, digital switching, Voice over Internet Protocol (“VoIP”) technologies, digital recording, workforce management systems and customized computer software, including the NCO ACCESS Interface Manager. This is a graphical user interface we developed for use in large-scale outsourcing engagements that enables better data integration, enhanced reporting, representative productivity, implementation speed, and security.  As a result, we believe we are able to address outsourced business process activities more reliably and more efficiently than our competitors. Our IT staff is comprised of over 400 professionals. We provide our services through the operation of over 100 centers that are linked through an international wide area network.

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

In 2009, the FSA changed its requirements to establish a continuous monitoring program to ensure that controls are reviewed on a consistent basis and that documentation is up to date. To that end, the U.S. Department of Education required that its third party collections agencies comply with the Federal Information Security Management Act (FISMA) and to ensure that the system maintains its accreditation and “Authorization to Process” by the end of October 2009. On October 22, 2009, NCO received the formal “Security Authorization to Operate Decision” from the Department of Education. This process will continue on an annual basis.

Our ARM call centers utilize both virtual and onsite predictive dialers with a total of over 5,400 stations to address our low-balance, high-volume accounts, and our CRM centers utilize approximately 500 predictive dialer stations to conduct our clients’ outbound calling campaigns. These systems scan our databases, simultaneously initiate calls on all available telephone lines, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative’s workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. NCO systems also automate almost all record keeping and workflow activities including letter and report generation. We believe that our automated method of operations dramatically improves the productivity of our staff.

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

Additionally, we provide a consumer help website designed to allow our clients’ customers to communicate with us 24 hours a day, seven days a week, 365 days a year. Consumers can choose to contact us via email or telephone, or they can choose to have one of our representatives call them. We have a dedicated team of representatives to support this website.

Client Relationships

Our active client base currently includes over 14,000 companies in the financial services, telecommunications, healthcare, retail and commercial, education and government, utilities, technology and transportation/logistics sectors. Our 10 largest clients in 2010 accounted for approximately 36.8 percent of our consolidated revenue excluding reimbursable costs and fees. Our largest client during the year ended December 31, 2010, was in the telecommunications sector and represented 7.1 percent of our consolidated revenue, excluding reimbursable costs and fees, for the year ended December 31, 2010. In 2010, we derived 43.4 percent of our revenue from financial services (which includes the banking and insurance sectors), 17.4 percent from telecommunications companies, 9.8 percent from healthcare organizations, 9.0 percent from retail and commercial entities, 8.2 percent from education and government organizations, 7.2 percent from utilities, 2.8 percent from transportation/logistics companies and 2.2 percent from technology companies, in each case excluding purchased accounts receivable.

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

As of December 31, 2010, we had a total of approximately 25,200 full-time employees and 1,700 part-time employees, of which approximately 20,500 were telephone representatives. In addition, as of December 31, 2010, we utilized approximately 1,100 telephone representatives and 600 sales professionals through subcontractors. We believe that our relations with our employees are good.

Typically, our employees are not represented by a labor union. However, from time to time, our facilities are targeted by union organizers. We are not aware of any current union organizing efforts at any of our facilities.

Sales and Marketing

Our sales force is organized to best match our sales professionals’ experience and expertise with the appropriate target market. Our core sales force, composed of approximately 50 sales professionals, is organized by industry and geographical location to ensure the highest level of focus and service to potential and existing business partners. This group is focused on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of BPO services. Additionally, we have a sales force of approximately 600 people, working on a contract basis, focused on selling account recovery services for small, medium and large businesses.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. As a result, the ultimate impact of the Dodd-Frank Act on our business cannot be determined at this time.

The new Consumer Financial Protection Bureau (“CFPB”) was formed as part of the Dodd-Frank Act. The CFPB has authority to regulate and bring enforcement action against various types of financial service businesses including collection agencies. Despite the creation of this new agency, none of the enforcement authority was taken from the FTC, meaning that these two government agencies will have dual enforcement authority over the debt collection industry.

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

Segment and Geographical Financial Information

See Note 20 in our Notes to Consolidated Financial Statements for the year ended December 31, 2010 for disclosure of financial information regarding our segments. The following table presents revenues and total assets, net of any intercompany balances, by geographic location (amounts in millions):

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
U.S.	$1,481.2	$1,447.9	$1,381.8
Canada	47.2	44.5	46.8
Australia	27.3	23.1	19.2
Panama	20.6	28.7	28.7
U.K.	15.8	22.4	25.7
Mexico	10.1	12.7	10.9

Total assets:
U.S.	$1,089.8	$1,284.7	$1,411.5
Canada	40.8	29.2	121.4
Australia	36.3	33.3	47.0
U.K.	19.8	27.5	18.7
Philippines	17.9	18.4	25.1
Panama	12.3	46.9	55.9
Mexico	10.9	11.5	5.9
Other	9.9	8.5	16.1

Item 1A.         Risk Factors

You should carefully consider the following risk factors. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to the Current Environment and Recent Developments

Recent instability in the financial markets and global economy may affect our access to capital and the success of our collection efforts which could have a material adverse effect on our results of operations and revenue.

The stress experienced by global capital markets that began in the second half of 2007, and which substantially increased during the second half of 2008, continued into 2009 and 2010. Concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with low business and consumer confidence and high unemployment, created a challenging economic environment. This challenging economic environment has adversely affected the ability and willingness of consumers to pay their debts and resulted in a weaker collection environment in 2009 and 2010. The ability and willingness of consumers to pay their debts could continue to be adversely affected, which could have a material adverse effect on our results of operations, collections and revenue.

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

Continued or further credit market dislocations or sustained market downturns may also reduce the ability of lenders to originate new credit, limiting our ability to service defaulted consumer loans in the future. We were not in compliance with our leverage ratio and interest coverage ratio debt covenants at December 31, 2010, however we received a waiver from our lenders. The future impact on our operations and financial projections from the challenging economic and business environment may further impact our ability to meet our debt covenants in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and access capital.

The current status of global financial and credit markets exposes us to a variety of risks. The capital and credit markets have been experiencing volatility and disruption for a couple of years. Disruptions in the credit markets make it harder and more expensive to obtain funding.  In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

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

In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Federal Government, Federal Reserve and other governmental and regulatory bodies have taken actions and may take further actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets.

Derivative transactions may expose us to unexpected risk and potential losses.

From time to time, we may be party to certain derivative transactions, such as interest rate swap contracts and foreign exchange contracts, with financial institutions to hedge against certain financial risks. Changes in the fair value of these derivative financial instruments that are not cash flow hedges are reported in income, and accordingly could materially affect our reported income in any period. Moreover, in the light of current economic uncertainty and potential for financial institution failures, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise. In the event that a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience material losses that could materially adversely affect our results of operations and financial condition.

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

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the U.S. and abroad such as Alliance One, GC Services LP and iQor, Inc., as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, Sitel Worldwide Corporation, Sykes Enterprises, Inc., TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services, have greater financial and other resources and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Many of our clients are concentrated in the financial services, telecommunications, and healthcare sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2010, we derived 43.4 percent of our revenue from clients in the financial services sector, 17.4 percent of our revenue from clients in the telecommunications industry, 9.8 percent of our revenue from clients in the healthcare sector, and 9.0 percent from clients in the retail and commercial sector, in each case excluding purchased accounts receivable. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business and results of operations.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 5.7% of our 2010 revenues were derived from clients in Canada, the United Kingdom and Australia. Political or economic instability in Canada, the United Kingdom or Australia could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profitability could also be affected by a number of other factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax or foreign exchange issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound, Euro or the Australian Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

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

If the employees at any of our offices voted to join a labor union, it could increase our costs and possibly result in a loss of customers.

Although there have been efforts in the past, we are currently not aware of any union organizing efforts at any of our facilities. However, if our employees are successful in organizing a labor union at any of our locations, it could further increase labor costs, decrease operating efficiency and productivity in the future, result in office closures, and result in a loss of customers.

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

We are highly dependent upon the continued services and experience of our senior management team. We depend on the services of the members of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

Goodwill and other intangible assets represented 61.4 percent of our total assets at December 31, 2010. If the goodwill or the other intangible assets, primarily our customer relationships and trade name, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to its fair value.

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

As a result of the annual impairment testing, we recorded goodwill impairment charges of $57.0 million in the CRM segment in 2010. In 2009, we recorded goodwill impairment charges of $24.7 million in the CRM segment, and in 2008 we recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million across all segments. If our goodwill or trade name are deemed to be further impaired, we will need to take an additional charge to earnings in the future to write-down the asset to its fair value.

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

As of December 31, 2010, our balance sheet included goodwill, trade name and other intangibles that represented 38.8 percent, 6.7 percent and 15.8 percent of total assets, respectively, and 597.9 percent, 103.9 percent and 242.6 percent of stockholders’ equity, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “non-accelerated filer” under SEC rules; therefore, you do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2010, we cannot guarantee that we will not have any “material weaknesses” in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

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

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act restructures the regulation and supervision of the financial services industry, including the formation of the new Consumer Financial Protection Bureau. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. As a result, the ultimate impact of the Dodd-Frank Act on our business cannot be determined at this time. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Risks Related to our CRM Business

We are subject to business-related risks specific to the CRM business. Some of those risks are:

The CRM division relies on a few key clients for a significant portion of its revenues. The loss of any of these clients or their failure to pay us could reduce revenues and adversely affect results of operations.

The CRM division is characterized by substantial revenues from a few key clients. While no individual CRM client represented more than 10 percent of our consolidated revenue, we are exposed to customer concentration within this division. Most of these clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of service, for example due to business volume fluctuations, mergers and acquisitions and/or performance issues, fail to pay, or terminate the relationship altogether, our CRM business could be harmed.

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

Additionally, if all or a large portion of the purchased accounts receivable were sold at a discount to the expected future cash flows, we may realize a loss on the sale.

We use estimates to report results. For the year ended December 31, 2010, we recorded an impairment charge of $14.3 million relating to our purchased receivables portfolio. If the amount and/or timing of collections on portfolios are materially different than expected, we may be required to record further impairment charges that could have a materially adverse effect on us.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although these estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from our estimates. If collections on portfolios are less than estimated, we may be required to record an allowance for impairment of our purchased receivables portfolio, which could materially adversely affect our earnings, financial condition and creditworthiness. For the year ended December 31, 2010, we recorded an impairment charge of $14.3 million relating to our purchased receivables portfolio. If we continue to experience adverse effects of the challenging economic and business environment, including changes in financial projections, we may have to recognize further impairment charges on our purchased receivables portfolio.

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

We are highly leveraged and have significant debt service obligations. Our financial performance could be affected by our substantial leverage. At December 31, 2010, our total indebtedness was $889.4 million, and we had $85.0 million of borrowing capacity under the revolving portion of our senior credit facility. Subsequent to the amendment of our senior credit facility on March 25, 2011, we have maximum borrowing capacity under the revolving credit facility of $75.0 million through November 15, 2011 and $67.5 million thereafter until its maturity on December 31, 2012. We may also incur additional indebtedness in the future.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures do not fully prohibit us or our subsidiaries from doing so. The revolving credit portion of our senior credit facility provides commitments of up to $100.0 million, $85.0 million of which was available for future borrowings, subject to certain conditions, as of December 31, 2010. Subsequent to the amendment of our senior credit facility on March 25, 2011, we have maximum borrowing capacity under the revolving credit facility of $75.0 million through November 15, 2011 and $67.5 million thereafter until its maturity on December 31, 2012.) All of those borrowings are secured, and as a result, are effectively senior to the notes and the guarantees of the notes by our subsidiary guarantors. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to our noteholders. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

As of December 31, 2010, the notes and the guarantees were subordinated or effectively subordinated to $517.2 million of indebtedness (representing borrowings under our senior credit facility which did not include availability of approximately $85.0 million under the revolving portion of our senior credit facility after giving effect to letters of credit outstanding as of December 31, 2010). The indentures will permit the incurrence of substantial additional indebtedness by us and our restricted subsidiaries in the future, including secured indebtedness.

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

As of December 31, 2010, our non-guarantor subsidiaries had total liabilities (excluding intercompany liabilities) of $74.8 million, representing 6.5 percent of our total consolidated liabilities. Our non-guarantor subsidiaries accounted for $312.3 million, or 19.5 percent of our consolidated revenue, and had $39.1 million of net loss, compared to our consolidated net loss of $155.0 million, for the year ended December 31, 2010. In addition, our non-guarantor subsidiaries accounted for $183.5 million, or 14.8 percent, of our consolidated assets at December 31, 2010.

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

As of December 31, 2010, the notes and the guarantees were subordinated or effectively subordinated to $517.2 million of indebtedness (representing borrowings under our senior credit facility which did not include availability of approximately $85.0 million under the revolving portion of our senior credit facility after giving effect to letters of credit outstanding as of December 31, 2010). The indentures will permit the incurrence of substantial additional indebtedness, including senior debt, by us and our restricted subsidiaries in the future.

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

Item 1B.     Unresolved Staff Comments

Not Applicable

Item 2.           Properties

The following table summarizes the locations of our facilities by segment. Certain of our facilities are used for both ARM and CRM operations. Portfolio Management operates in one of the “ARM Only” U.S. facilities. We lease all but one of these facilities. The leases expire between 2011 and 2021, and most contain renewal options.

	ARM Only	CRM Only	ARM and CRM	Total
U.S.	61	4	4	69
Canada	6	1	1	8
Australia	5	—	—	5
Panama	—	2	2	4
United Kingdom	2	—	—	2
Philippines	—	2	4	6
Barbados	—	—	1	1
Antigua	—	—	1	1
Puerto Rico	1	—	—	1
Mexico	5	—	—	5
Guatemala	—	1	—	1
Total	80	10	13	103

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

Item 4.    [Removed and Reserved]

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for each of our Class A common stock and our Class L common stock, and all of our outstanding common equity is privately held.  As of March 31, 2011, there were 57 holders of record of our Class A common stock (including holders of our restricted stock) and 24 holders of record of our Class L common stock.

Our ability to pay cash dividends on our capital stock is limited by the terms of our senior credit facility and the indentures governing the terms of our notes.  There were no cash dividends declared or paid during 2009 and 2010. We do not anticipate paying a cash dividend on our capital stock in the near future. See Note 15 in our Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K for disclosure of information regarding the payment of dividends.

See Part III, Item 12 of this Form 10-K for information regarding equity compensation plan information.

Item 6.           Selected Financial Data

SELECTED FINANCIAL DATA (1)

(Amounts in thousands)

	Successor(2)					Successor(2)	Predecessor(2)
						Period from
					Combined	July 13, 2006	Period from
					For the	(date of inception)	January 1
					year ended	through	through
	For the years ended December 31,				December 31,	December 31,	November 15,
	2010(3)	2009(4)	2008(5)	2007	2006(6)(7)	2006(8)	2006(9)
Statement of Operations Data:
Revenues:
Services	$1,223,501	$1,400,610	$1,466,318	$1,102,343	$998,493	$130,877	$867,616
Portfolio	35,561	51,759	21,031	153,506	188,020	13,557	174,463
Reimbursable costs and fees	343,101	126,992	25,792	29,581	9,653	1,931	7,722
Total revenues	1,602,163	1,579,361	1,513,141	1,285,430	1,196,166	146,365	1,049,801
Operating costs and expenses:
Payroll and related expenses	702,032	781,888	845,481	679,951	633,048	79,165	553,883
Selling, general and administrative expenses	434,413	508,378	536,547	429,589	415,619	48,191	367,428
Reimbursable costs and fees	343,101	126,992	25,792	29,581	9,653	1,931	7,722
Depreciation and amortization expense	108,822	119,570	121,324	102,349	58,923	12,228	46,695
Impairment of intangible assets	57,015	30,032	289,492	—	69,898	69,898	—
Restructuring charges	18,272	10,868	11,600	—	12,765	—	12,765
(Loss) income from operations	(61,492)	1,633	(317,095)	43,960	(3,740)	(65,048)	61,308
Other expense	87,349	90,941	110,208	89,051	36,064	14,422	21,642
(Loss) income before income taxes	(148,841)	(89,308)	(427,303)	(45,091)	(39,804)	(79,470)	39,666
Income tax expense (benefit)	6,872	(1,166)	(71,947)	(16,104)	11,220	(3,522)	14,742
Net (loss) income	(155,713)	(88,142)	(355,356)	(28,987)	(51,024)	(75,948)	24,924
Less: Net (loss) income attributable to noncontrolling interests	(713)	(3,921)	(18,250)	2,735	4,047	157	3,890
Net (loss) income attributable to NCO Group, Inc.	$(155,000)	$(84,221)	$(337,106)	$(31,722)	$(55,071)	$(76,105)	$21,034

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$43,124	$98,474	$93,733	$43,995	$104,715	$(4,957)	$109,672
Net cash provided by (used in) investing activities	22,344	16,714	(424,159)	(32,719)	(1,006,275)	(990,329)	(15,946)
Net cash (used in) provided by financing activities	(71,389)	(107,153)	332,204	(2,869)	914,898	1,010,775	(95,877)

	Successor
	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$33,077	$39,221	$29,880	$31,283	$20,703
Working capital	87,844	86,708	151,547	162,471	200,398
Total assets	1,237,713	1,460,035	1,701,639	1,677,999	1,692,673
Long-term debt, net of current portion	867,229	909,831	1,048,517	903,052	892,271
Noncontrolling interests	6,520	11,450	22,803	48,948	55,628
Stockholders’ equity	86,926	240,550	283,789	408,045	420,434

(1)	This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this Report on Form 10-K.
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

(3)	Includes $57.0 million of impairment charges to goodwill, and $18.3 million of restructuring charges.
(4)	Includes $30.0 million of impairment charges to goodwill and customer relationships and $11.6 million of restructuring, integration and acquisition costs.
(5)

The Company acquired Outsourcing Solutions, Inc. on February 29, 2008 (see note 4 in the Company’s Notes to Consolidated Financial Statements, included elsewhere in this Report on Form 10-K). Also includes $289.5 million of impairment charges to goodwill and trade name, and $15.2 million of merger, restructuring and integration costs.

(6)

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

(7)

Includes $33.9 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans, and a $69.9 million SST goodwill impairment charge (see note 2 in the Company’s Notes to Consolidated Financial Statements, included elsewhere in this Report on Form 10-K).

(8)

Includes $22.8 million, net of taxes, of charges and costs related to the Transaction, and a $69.9 million SST goodwill impairment charge (see note 2 in the Company’s Notes to Consolidated Financial Statements, included elsewhere in this Report on Form 10-K).

(9)	Includes $11.1 million, net of taxes, of charges and costs related to the Transaction and restructuring and integration plans.

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

Historically, our Portfolio Management business participated in the purchased accounts receivable business on an opportunistic basis. Beginning in 2009, we significantly reduced our purchases of accounts receivable. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectibility.

We operate our business in three segments: ARM, CRM and Portfolio Management.

During 2010, we generated approximately 60 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from approximately five percent for the management of accounts placed early in the accounts receivable cycle to approximately 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries was approximately 10 percent during 2010, 18 percent during 2009 and 17 percent during 2008. In addition, we generate revenue from certain contractual ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for contractual services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice. Approximately 40 percent of our ARM revenue is generated from contractual collection services, where fees are based on a monthly rate or a per service charge, and other ARM services.

During 2010, approximately 95 percent of our CRM revenue was generated from inbound services, which consist primarily of customer service and technical support programs, and to a lesser extent acquisition and retention services. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. During 2010, outbound services, which consist of customer acquisition and customer retention services, represented approximately five percent of our CRM revenue.

Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs. Our payroll and related expenses may increase or decrease due to changes in the value of the U.S. dollar against the Canadian dollar and the Philippine peso.

Due to the expected prolonged impact of the economic environment on the Company’s clients’ business in 2011 and beyond, in the fourth quarter of 2010 we reduced our budgeted volumes from certain of our clients in the CRM reporting unit. As a result, our 2010 annual impairment test for goodwill indicated that the carrying value of the CRM reporting unit exceeded its fair value and we recorded goodwill impairment charges of $57.0 million in the CRM segment in 2010. We recorded goodwill impairment charges of $24.7 million in the CRM segment in 2009, and in 2008 we recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million across all segments.

Additionally, revenue for 2010, 2009 and 2008 was reduced by impairment charges of $14.3 million, $21.5 million and $98.9 million, respectively, recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable.

During the fourth quarter of 2010, we identified $15.4 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total Debt Management that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses in the statement of operations for the year ended December 31, 2009. Revenue for the year ended December

31, 2009 should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that we acted as principal and assumed overall risk in the transactions under these contractual arrangements. Although we concluded that the impact was not material to the 2009 financial statements, revenue and operating expenses have been revised to reflect the $15.4 million reimbursable costs and fees in both revenue and operating expenses in the statement of operations for the year ended December 31, 2009.

The challenging economic environment in the U.S. has impacted our business over the course of 2009 and 2010. Factors such as reduced availability of credit for consumers, a depressed real estate market, high unemployment and other factors have had a negative impact on the ability and willingness of consumers to pay their debts and a negative impact on our clients’ businesses, which has adversely affected our results of operations, collections and revenue.

Further changes to the economic conditions in the U.S., either positive or negative, could have a significant impact on our business, including, but not limited to:

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

•                  volume fluctuations in our CRM services; and,

•                  variability in the collectibility of existing portfolios.

We have grown through both acquisitions as well as internal growth. The following table lists the companies we have acquired in the past three years (purchase price in millions):

Date	Acquired Company	Description	Purchase Price
September 2010	Health Blueprints, Inc.	Healthcare Consulting	$1.6
August 2009	TSYS Total Debt Management (“TDM”)	Attorney network receivables management	$4.5
May 2009	Complete Credit Management, Ltd.	Receivables management in the U.K.	$0.7
February 2008	Outsourcing Solutions, Inc. (“OSI”)	Receivables management	$334.0
January 2008	Systems & Services Technologies, Inc. (“SST”)	Active account servicing	$18.4
2008	Various international companies	Receivables management	$9.3

In October 2009, we sold our print and mail business for approximately $18.7 million in cash.

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

As of December 31, 2010, our balance sheet included goodwill, trade name and other intangibles that represented 38.8 percent, 6.7 percent and 15.8 percent of total assets, respectively, and 597.9 percent, 103.9 percent and 242.6 percent of stockholders’ equity, respectively.

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

Fair values are determined by using a combination of the market approach and income approach. Our fair value calculations are based on projected financial results that are prepared in connection with our annual budget and forecasting process. The fair value calculations are also based on other assumptions including long-term growth rates and weighted average cost of capital. For 2010, 2009 and 2008, the fair value calculations assumed long-term growth rates of 3 percent, 3 percent and 4 percent, respectively, and weighted average cost of capital ranging from approximately 14 percent to 18 percent, 13 percent to 14 percent, and 13 percent to 14 percent, respectively.

Due to the expected impact of the economic environment on our clients’ business in 2011 and beyond, in the fourth quarter of 2010 we reduced the budgeted volumes from certain of our clients in the CRM reporting unit. As a result, our 2010 annual impairment test for goodwill indicated that the carrying value of our CRM reporting unit exceeded its fair value. Due to similar circumstances, our 2009 annual impairment test for goodwill indicated that the carrying value of our CRM reporting unit exceeded its fair value. Late in 2008, our ARM and Portfolio Management reporting units experienced a significant reduction in the collectability of both customer-placed and purchased accounts receivable resulting from deteriorating economic conditions. Due to the expected impact of the economic environment, we reduced our 2009 budgeted expectations for each of our reporting units. As a result, our 2008 annual impairment test for goodwill and trade name indicated that the carrying values of all of our reporting units exceeded their fair values.

As a result of the annual impairment testing, we recorded goodwill impairment charges of $57.0 million and $24.7 million in the CRM reporting unit in 2010 and 2009, respectively. We were not required to record any trade name impairment charges in 2010 or 2009. We recorded total goodwill impairment charges of $275.5 million and total trade name impairment charges of $14.0 million across all reporting units in 2008.

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

During 2009, we began to reduce our purchases of portfolios of accounts receivable and made a decision to minimize further investments in purchased accounts receivable in the future. This decision resulted primarily from the continuation of the difficult collection environment, the competitive market for portfolio investments, as well as potential regulatory changes affecting the purchased accounts receivable business. As a result of this decision, in 2009 we recorded an impairment charge of $5.3 million for the Portfolio Management reporting unit’s customer relationship intangible assets.

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

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable. A five percent increase in the amount of future expected collections would have resulted in additional net income of $1.7 million for the year ended December 31, 2010, largely as a result of lower allowances since increases in future expected collections are recognized to the extent sufficient to recover any allowances or to increase the expected IRR. A five percent decrease in the amount of future expected collections would have resulted in additional net loss of $1.7 million for the year ended December 31, 2010, largely as a result of higher allowances.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. As a result of incurring cumulative losses over the past several years, we have provided for a full valuation allowance of $86.5 million on the total federal and certain state and foreign net deferred tax assets as of December 31, 2010.  In addition, a valuation allowance of $24.2 million has been provided on a portion of deferred tax assets relating to certain foreign and state net operating losses and state tax credit carryforwards based on management’s assessment that it is more likely than not that such amounts will not be realized. This represents a total increase in the valuation allowance of $42.3 million over the prior year, due primarily to an increase in federal and certain state net deferred tax assets and additional state and foreign net operating losses in 2010. The utilization of net operating loss carryforwards and tax credits is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future.

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

As of December 31, 2010 and 2009, we had $11.1 million and $12.7 million, respectively, in reserves for uncertain tax positions, including penalties, that, if recognized, would affect the effective tax rate. We recognize interest related to uncertain tax positions in interest expense. As of December 31, 2010 and 2009, we had approximately $4.0 million and $4.5 million, respectively, of accrued interest related to uncertain tax positions. We recognize penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2010 and 2009, we had accrued penalties related to uncertain tax positions of $1.1 million and $1.0 million, respectively.

We are subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. We cannot predict with certainty how these audits will be resolved and whether we will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2010, we are no longer subject to federal income tax examinations for years prior to 2006. For most states and foreign countries where we conduct business, we are subject to examination for the preceding three to six years. In certain states and foreign countries, the period could be longer.

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

Results of Operations

The following table sets forth selected historical statement of operations data (amounts in thousands):

	For the Years Ended December 31,
	2010		2009		2008
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Revenues:
Services	$1,223,501	76.4%	$1,400,610	88.7%	$1,466,318	96.9%
Portfolio	35,561	2.2	51,759	3.3	21,031	1.4
Reimbursable costs and fees	343,101	21.4	126,992	8.0	25,792	1.7
Total revenues	1,602,163	100.0	1,579,361	100.0	1,513,141	100.0
Payroll and related expenses	702,032	43.8	781,888	49.5	845,481	55.9
Selling, general and admin. expenses	434,413	27.1	508,378	32.2	536,547	35.5
Reimbursable costs and fees	343,101	21.4	126,992	8.0	25,792	1.7
Depreciation and amortization	108,822	6.8	119,570	7.6	121,324	8.0
Impairment of intangible assets	57,015	3.6	30,032	1.9	289,492	19.1
Restructuring charges	18,272	1.1	10,868	0.7	11,600	0.8
(Loss) income from operations	(61,492)	3.8	1,633	0.1	(317,095)	21.0
Other expense	87,349	5.5	90,941	5.8	110,208	7.3
Income tax expense (benefit)	6,872	0.4	(1,166)	0.1	(71,947)	4.8
Less: Net loss attributable to noncontrolling interests	(713)	—	(3,921)	0.2	(18,250)	1.2
Net loss attributable to NCO	$(155,000)	9.7%	$(84,221)	5.4%	$(337,106)	22.3%

Year ended December 31, 2010 Compared to Year ended December 31, 2009

Revenue.  Revenue increased $22.8 million, or 1.4 percent, to $1,602.2 million for 2010, from $1,579.4 million in 2009. Revenue for the year ended December 31, 2010 was reduced by a $14.3 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, compared to an impairment charge of $21.5 million in 2009.

Revenue by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$1,332,067	83.1%	$1,261,998	79.9%	$70,069	5.6%
CRM	280,352	17.5%	334,492	21.2%	(54,140)	(16.2)%
Portfolio Management	31,835	2.0%	48,482	3.1%	(16,647)	(34.3)%
Eliminations	(42,091)	(2.6)%	(65,611)	(4.2)%	23,520	(35.8)%
Total	$1,602,163	100.0%	$1,579,361	100.0%	$22,802	1.4%

ARM’s revenue for 2010 and 2009 included $42.1 million and $60.5 million, respectively, of intercompany revenue earned on services performed for Portfolio Management and CRM’s revenue for 2009 included $5.1 million of intercompany revenue earned on services performed for ARM, which was eliminated upon consolidation. CRM did not perform services for ARM in 2010.

ARM’s revenue for 2010 and 2009 included $344.5 million and $130.2 million of reimbursable costs and fees (discussed in more detail below), which resulted in a $214.3 million increase in ARM’s revenue in 2010. This increase was partially offset by decreases primarily attributable to lower volumes and the weaker third-party collection environment during 2010, a $43.9 million decrease resulting from the sale of our print and mail business in October 2009, and an $18.4 million decrease in fees from collection services performed for Portfolio Management.

The decrease in CRM’s revenue was primarily due to lower volumes from certain existing clients attributable to the impact of the economy on the clients’ business, partially offset by increased client volumes related to the implementation of new contracts during 2010.

Portfolio Management’s collections decreased $50.9 million, or 34.3 percent, to $97.5 million in 2010, from $148.4 million in 2009. Revenue for 2010 was reduced by a $14.3 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, compared to an impairment charge of $21.5 million in the prior year. Excluding the effect of the impairment charges, Portfolio Management’s revenue represented 45.5 percent of collections in 2010, as compared to 46.0 percent of collections in 2009. The decrease in revenue and collections was attributable to lower portfolio purchases and the effect of the weaker collection environment during 2010. Portfolio sales revenue for 2010 and 2009 was $1.1 million and $361,000, respectively.

Payroll and related expenses.  Payroll and related expenses decreased $79.9 million to $702.0 million in 2010, from $781.9 million in 2009, and decreased as a percentage of revenue to 43.8 percent from 49.5 percent.

Payroll and related expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$486,036	36.5%	$542,919	43.0%	$(56,883)	(10.5)%
CRM	212,828	75.9%	238,836	71.4%	(26,008)	(10.9)%
Portfolio Management	3,168	10.0%	5,244	10.8%	(2,076)	(39.6)%
Eliminations	—	—	(5,111)	7.8%	5,111	(100.0)%
Total	$702,032	43.8%	$781,888	49.5%	$(79,856)	(10.2)%

The decrease in ARM’s payroll and related expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees. Included in ARM’s payroll and related expenses for 2009 was $5.1 million of intercompany expense to CRM, for services provided to ARM.

The increase in CRM’s payroll and related expenses as a percentage of revenue was primarily a result of leveraging its infrastructure over the lower revenue base.

Portfolio Management outsources all of its collection services to ARM and, therefore, has a relatively small fixed payroll cost structure. The decrease in Portfolio Management’s payroll and related expenses was attributable to the restructuring activities following the Company’s decision to limit purchases in this business.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $74.0 million to $434.4 million in 2010, from $508.4 million in 2009, and decreased as a percentage of revenue to 27.1 percent from 32.2 percent.

Selling, general and administrative expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2010	Revenue	2009	Revenue	$ Change	% Change
ARM	$374,378	28.1%	$443,040	35.1%	$(68,662)	(15.5)%
CRM	57,019	20.3%	59,892	17.9%	(2,873)	(4.8)%
Portfolio Management	43,746	137.4%	62,779	129.5%	(19,033)	(30.3)%
Eliminations	(40,730)	96.8%	(57,333)	87.4%	16,603	(29.0)%
Total	$434,413	27.1%	$508,378	32.2%	$(73,965)	(14.5)%

The decrease in ARM’s selling, general and administrative expenses as a percentage of revenue was primarily due to the higher revenue base, which was attributable to the increase in reimbursable costs and fees, as well as cost saving initiatives and the sale of the print and mail business, which had a higher selling, general and administrative expense cost structure.

The increase in CRM’s selling, general and administrative expenses as a percentage of revenue was primarily attributable to leveraging its infrastructure over the lower revenue base.

The decrease in Portfolio Management’s selling, general and administrative expenses resulted from an $18.4 million decrease in fees for collection services provided by ARM. Included in Portfolio Management’s selling, general and administrative expenses for 2010 and 2009 was $42.1 million and $60.5 million, respectively, of intercompany expense to ARM, for services provided to Portfolio Management.

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

Depreciation and amortization.  Depreciation and amortization decreased to $108.8 million in 2010, from $119.6 million in 2009. This decrease was primarily attributable to lower depreciation expense resulting from more assets becoming fully depreciated, as well as lower amortization of customer relationships and other intangible assets due to certain intangible assets becoming fully amortized during 2010.

Impairment of intangible assets.  During the fourth quarter of 2010, the Company recorded goodwill impairment charges of $57.0 million in the CRM segment. During the fourth quarter of 2009, the Company recorded goodwill impairment charges of $24.7 million in the CRM segment, and customer relationship impairment charges of $5.3 million in the Portfolio Management segment.

Restructuring charges.  We incurred restructuring charges of $18.3 million in 2010, which related to streamlining the cost structure of our operations and our decision to limit purchases in the Portfolio Management business. The charges consisted primarily of costs associated with the closing of redundant facilities and severance costs. This compares to $10.9 million of restructuring charges in 2009, which also related to the streamlining of our cost structure.

Other income (expense).  Interest expense decreased to $90.3 million for 2010, from $99.2 million for 2009. Interest expense for 2010 included $8.3 million of losses, compared to $14.1 of losses in 2009, from interest rate swap agreements and embedded derivatives. The remaining decrease in interest expense was primarily due to lower debt balances during 2010. Other income (expense), net for 2010 and 2009 included approximately $1.2 million and $7.0 million, respectively, of net gains resulting from the settlement of certain foreign exchange contracts. Other income

(expense) for 2009 also included a $5.0 million loss from writing down one of our notes receivable and a $4.4 million gain on sale of our print and mail business.

Income tax expense (benefit).  For 2010, we recorded income tax expense of $6.9 million on a pre-tax loss of $148.8 million, or an effective income tax rate of (4.6) percent. For 2009, we recorded an income tax benefit of $1.2 million on a pre-tax loss of $89.3 million, or an effective income tax rate of 1.3 percent. The change in the effective income tax rate was due primarily to the recognition of a valuation allowance on certain domestic net deferred tax assets, and income tax expense to be paid in state and foreign jurisdictions.

Year ended December 31, 2009 Compared to Year ended December 31, 2008

Revenue.  Revenue increased $66.2 million, or 4.4 percent, to $1,579.4 million for 2009, from $1,513.1 million in 2008. Revenue for the year ended December 31, 2009 was reduced by a $21.5 million impairment charge recorded to increase the valuation allowance against the carrying value of the portfolios of purchased accounts receivable, compared to an impairment charge of $98.9 million in 2008.

Revenue by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2009	Revenue	2008	Revenue	$ Change	% Change
ARM	$1,261,998	79.9%	$1,219,348	80.6%	$42,650	3.5%
CRM	334,492	21.2%	361,096	23.9%	(26,604)	(7.4)%
Portfolio Management	48,482	3.1%	18,389	1.2%	30,093	163.6%
Eliminations	(65,611)	(4.2)%	(85,692)	(5.7)%	20,081	(23.4)%
Total	$1,579,361	100.0%	$1,513,141	100.0%	$66,220	4.4%

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

Payroll and related expenses.  Payroll and related expenses decreased $63.6 million to $781.9 million in 2009, from $845.5 million in 2008, and decreased as a percentage of revenue to 49.5 percent from 55.9 percent.

Payroll and related expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2009	Revenue	2008	Revenue	$ Change	% Change
ARM	$542,919	43.0%	$583,658	47.9%	$(40,739)	(7.0)%
CRM	238,836	71.4%	256,895	71.1%	(18,059)	(7.0)%
Portfolio Management	5,244	10.8%	7,822	42.5%	(2,578)	(33.0)%
Eliminations	(5,111)	7.8%	(2,894)	3.4%	(2,217)	76.6%
Total	$781,888	49.5%	$845,481	55.9%	$(63,593)	(7.5)%

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

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $28.1 million to $508.4 million in 2009, from $536.5 million in 2008, and decreased as a percentage of revenue to 32.2 percent from 35.5 percent.

Selling, general and administrative expenses by segment (amounts in thousands):

	For the Year Ended December 31,
		% of		% of
	2009	Revenue	2008	Revenue	$ Change	% Change
ARM	$443,040	35.1%	$463,083	38.0%	$(20,043)	(4.3)%
CRM	59,892	17.9%	61,723	17.1%	(1,831)	(3.0)%
Portfolio Management	62,779	129.5%	86,533	470.6%	(23,754)	(27.5)%
Eliminations	(57,333)	87.4%	(74,792)	87.3%	17,459	(23.3)%
Total	$508,378	32.2%	$536,547	35.5%	$(28,169)	(5.3)%

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

The cash flow from our contingency collection business and our purchased portfolio business is dependent upon our ability to collect from consumers and businesses. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. The cash flows from our first-party collections and our CRM businesses are dependent upon the volume of business that our clients place with us. Fluctuations in these factors that cause a negative impact on our business could have a material impact on our expected future cash flows.

The capital and credit markets have experienced significant volatility in the recent past and if this continues, it is possible that our ability to access the capital and credit markets may be limited. Our senior notes and senior subordinated notes are assigned ratings by certain rating agencies. Changes in our business environment, operating results, cash flows, or financial position could impact the ratings assigned by these rating agencies. Significant changes in assigned ratings could also significantly affect the costs of borrowing, which could have a material impact on our financial condition and results of operations.

We have a senior credit facility, referred to as the Credit Facility, that consists of a term loan ($507.2 million outstanding as of December 31, 2010) and a revolving credit facility ($10.0 million outstanding as of December 31, 2010). Additionally, we have $165.0 million of floating rate senior notes and $200.0 million 11.875 percent senior subordinated notes. As a result, we are significantly leveraged.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. At December 31, 2010, we were not in compliance with our leverage ratio maximum of 5.75 and our interest coverage ratio minimum of 1.80; however, we received a waiver from our lenders for this breach of financial covenants.

Due to the expected impact of the economic environment on our clients’ business, and the resulting expected impact of that on our 2011 results, as well as financial covenant ratio adjustments required under the Credit Facility in

2011, we became uncertain of our ability to remain in compliance with the financial covenants through 2011. Therefore, on March 25, 2011, we amended the Credit Facility to, among other things, adjust certain financial covenants, including increasing certain maximum leverage ratios and decreasing certain minimum interest coverage ratios, extend the maturity date of the revolving credit facility from November 15, 2011 to December 31, 2012 and reduce the maximum borrowing capacity to $75.0 million through November 15, 2011 and $67.5 million thereafter, and permit us to sell all or a portion of our portfolios of accounts receivable. We believe we will be able to maintain compliance with such covenants in 2011. Our ability to maintain compliance with our covenants will be highly dependent on our results of operations and, to the extent necessary, our ability to implement remedial measures such as further reductions in operating costs. If we were to enter into an agreement with our lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

The economic and business climate in 2010 continued to be very difficult and there is uncertainty as to whether the economic and business climate in 2011 will improve. In addition, other factors, such as the loss of a significant client or reduced client volumes, may impact our ability to meet our debt covenants in the future. Therefore, no assurance can be given that we will be able to maintain compliance with our financial covenants in future periods.

If an event of default, such as failure to comply with covenants, were to occur under the Credit Facility and we were not able to obtain an amendment or waiver from the lenders, we would not be able to borrow under the revolving credit facility and the lenders would be entitled to declare all amounts outstanding under the Credit Facility immediately due and payable and foreclose on the pledged assets. In addition, the acceleration of the amounts due under the Credit Facility could be an event of default under our Senior Notes and Senior Subordinated Notes and entitle the holders to accelerate the payment of these obligations. Under these circumstances, the acceleration of the payment of our debt would have a material adverse effect on our business.

Our Credit Facility, as amended, does not give us the ability to use available excess cash flow to repurchase our senior notes and senior subordinated notes. However, our Credit Facility, as amended, permits us to repurchase our senior notes and senior subordinated notes out of the net cash proceeds of new equity issuances. We are aware that our senior notes and senior subordinated notes from time to time may trade at substantial discounts to their face amounts. We or our stockholders may from time to time seek to retire or purchase our outstanding notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Our stockholders who acquire such notes may seek to contribute them to us, for retirement, in exchange for the issuance of additional equity. The amounts involved may be material.

Beginning in 2009, we significantly reduced our purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable and the continued uncertainty of collectability. We limited our purchases in 2010 to certain of our non-cancelable forward flow commitments.

Cash Flows from Operating Activities.  Cash provided by operating activities was $43.1 million in 2010, compared to $98.5 million in 2009. The decrease in cash provided by operating activities was primarily attributable to lower operating results for 2010, as well as a decrease in accounts receivable, trade of $5.6 million for 2010 compared to $43.9 million for 2009, resulting from the collection of a large outstanding receivable balance during 2009.

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

Cash Flows from Investing Activities.  Cash provided by investing activities was $22.3 million in 2010 compared to $16.7 million in 2009. The increase in cash provided by investing activities was primarily attributable to lower purchases of accounts receivable and lower purchases of property and equipment, partially offset by lower collections of purchased accounts receivable.

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

Cash Flows from Financing Activities.  Cash used in financing activities was $71.4 million in 2010, compared to $107.2 million in 2009. The decrease in cash used in financing activities resulted primarily from lower repayments of borrowings under the Credit Facility and lower repayments of notes payable under our nonrecourse credit facility.

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

Senior Credit Facility.  Our Credit Facility, as amended on March 25, 2011, is with a syndicate of financial institutions and consists of a term loan and a revolving credit facility. We are required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. We are also required to make quarterly prepayments of 75 percent of the excess cash flow from our purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of our excess annual cash flow, based on our leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity in December 2012. At December 31, 2010, the balance outstanding on the term loan was $507.2 million and the balance outstanding on the revolving credit facility was $10.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.0 million at December 31, 2010). As of December 31, 2010, we had $85.0 million of remaining availability under the revolving credit facility. Subsequent to the amendment on March 25, 2011, we have maximum borrowing capacity under the revolving credit facility of $75.0 million through November 15, 2011 and $67.5 million thereafter until its maturity on December 31, 2012.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at December 31, 2010), the federal funds rate (0.13 percent at December 31, 2010), or LIBOR (0.26 percent 30-day LIBOR at December 31, 2010) plus an applicable margin, which is based on the type of rate and our funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. We are charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.75 percent. For the years ended December 31, 2010 and 2009, the effective interest rate on the Credit Facility was approximately 9.23 percent and 8.61 percent, respectively.

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

Nonrecourse Credit Facility.  We have a nonrecourse credit facility that funded certain purchases of accounts receivable prior to 2009. We do not have the ability to make any additional borrowings under the nonrecourse credit facility. The financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.26 percent 30-day LIBOR at December 31, 2010) plus 2.50 percent, or as negotiated. These borrowings are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios, the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by us, including interest. Residual cash flow payments are accrued for as embedded derivatives.

Borrowings under this credit facility are nonrecourse to us, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

The total nonrecourse debt outstanding was $1.8 million and $14.3 million as of December 31, 2010 and 2009, respectively, which included $1.8 million and $2.1 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 10.8 percent and 12.8 percent for the years ended December 31, 2010 and 2009, respectively. The nonrecourse debt agreements contain certain covenants such as meeting minimum cumulative collection targets. As of December 31, 2010, we were in compliance with all required covenants.

Contractual Obligations.  The following summarizes our contractual obligations as of December 31, 2010 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 12, 13 and 19 in our Notes to Consolidated Financial Statements.

	Payments Due by Period(1)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Credit Facility	$517,220	$20,014	$497,206	$—	$—
Notes	365,000	—	165,000	200,000	—
Nonrecourse credit facility	1,778	652	777	349	—
Capital leases	4,709	922	857	1,135	1,795
Other long-term debt	646	536	110	—	—
Estimated interest payments(2)	207,619	71,222	115,215	21,182	—
Operating leases(3)	167,322	44,826	70,306	35,523	16,667
Purchase commitments	17,117	9,725	7,392	—	—
Other	600	600	—	—	—

Total contractual obligations	$1,282,011	$148,497	$856,863	$258,189	$18,462

(1)	Does not include deferred income taxes since the timing of payment is not certain (see note 14 in our Notes to Consolidated Financial Statements). Payments of debt assume no prepayments.
(2)	Represents estimated future interest expense based on applicable rates, including minimum rates as defined in our amended senior credit facility.
(3)	Does not include the leases from our former Fort Washington locations (see note 19 in our Notes to Consolidated Financial Statements).

Because their future cash outflows are uncertain, noncurrent liabilities for income tax contingencies are excluded from the table above. At December 31, 2010, we had approximately $11.1 million in reserves for uncertain tax positions and an accrual for related interest expense of $4.0 million. Currently, we do not estimate a cash settlement with the applicable taxing authority will occur within 12 months for the majority of these unrecognized tax benefits.

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

Interest Rate Risk.  At December 31, 2010, we had $684.0 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. From time to time, we use interest rate swap agreements to limit potential losses from adverse interest rate changes. Our interest rate swap agreements minimize the impact of LIBOR fluctuations on the interest payments on our floating rate debt. We are required to pay the counterparties quarterly interest payments at a weighted average fixed rate, and we receive from the counterparties variable quarterly interest payments based on LIBOR.

Impact of Recently Issued and Proposed Accounting Guidance

In June 2009, the FASB issued authoritative guidance for transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and eliminates the exception from applying guidance related to consolidating of variable interest entities to qualifying special-purpose entities. This guidance requires additional disclosures in order to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance was effective for us on January 1, 2010, and it did not have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued amended guidance for consolidation of variable interest entities. This guidance amends previous guidance to require companies to perform an analysis to determine if their variable interest gives them a controlling financial interest in the variable interest entity, and requires ongoing reassessments of who is the primary beneficiary of a variable interest entity. This guidance also requires enhanced disclosures of information about involvement in a variable interest entity. This guidance was effective for us on January 1, 2010, and it did not have a material impact on our financial condition or results of operations.

In October 2009, the FASB issued amended guidance for revenue recognition related to multiple-deliverable revenue arrangements. This guidance, among other things, creates a hierarchy for determining the selling price of a deliverable, which will now include an estimated selling price if neither vendor-specific objective evidence nor third-party evidence exist. This may result in more instances of separating consideration in multiple-deliverable arrangements. Disclosures related to multiple-deliverable revenue arrangements have also been expanded. This guidance was effective for us for revenue arrangements entered into or materially modified on or after January 1, 2011, and it will not have a material impact on our financial condition or results of operations.

In January 2010, the FASB issued amended guidance for disclosures about fair value measurements, which requires new disclosures regarding transfers in and out of Level 1 and 2 measurements and requires additional disclosures regarding activity in Level 3 measurements. This guidance also clarifies existing fair value disclosures regarding the level of disaggregation and the input and valuation techniques used to measure fair value. We adopted this guidance on January 1, 2010, except for the requirement for additional disclosures of Level 3 activity which is effective on January 1, 2011, and it did not have a material impact on our financial condition or results of operations.

In April 2010, the FASB issued amended guidance for loan modifications when the loan is part of a pool that is accounted for as a single asset. This guidance clarifies that modifications of loans that are accounted for within a pool, which have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance was effective for us for loan modifications made in or after the third quarter of 2010. We adopted this guidance and it did not have a material impact on our results of operations or financial position.

In July 2010, the FASB issued amended guidance for disclosures about financing receivables and allowances for credit losses. The guidance requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new disclosure requirements are effective for us for the annual reporting period ending December 31, 2010. Certain disclosures related to allowance and modification activities will be effective for us for reporting periods beginning January 1, 2011. We do not expect the adoption of this guidance to have a material impact on our financial condition or results of operations.

In December 2010, the FASB issued amended guidance for business combinations, specifically related to disclosures of supplementary pro forma information. The amended guidance specifies that if comparative financial statements are presented, then revenue and earnings of the combined entity should be disclosed as though the business combination, which occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. The amended guidance also expands the supplemental pro forma information disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective for us for acquisitions occurring on or after January 1, 2011. We do not expect the adoption of this guidance to have a material impact on our financial condition or results of operations.

In December 2010, the FASB issued amended guidance for goodwill and other intangible assets, specifically related to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the amended guidance, if a reporting unit’s carrying amount is zero or negative, then step 2 of the goodwill impairment test is required to be performed if it is more likely than not that a goodwill impairment exists. The amended guidance is effective for us on January 1, 2011. We are reviewing the guidance to assess the impact of adoption.

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

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2010, in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting During the Quarter Ended December 31, 2010

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to determine whether any changes occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Management of NCO Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f).

Our management, with the participation of our chief executive officer and chief financial officer, conducted an assessment as of December 31, 2010, of the effectiveness of the Company’s internal control over financial reporting, using the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been or will be detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the Dodd-Frank Act, which permits the Company to provide only management’s report in this report on Form 10-K.

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

Item 9B.                          Other Information

Entry into a Material Definitive Agreement

In September 2010, the Company entered into amendments to the employment agreements with each of its Named Executive Officers (Messrs. Michael J. Barrist, Stephen W. Elliott, Joshua Gindin, Steven Leckerman and John R. Schwab), dated November 15, 2006. The amendments to Messrs. Elliot, Gindin, Leckerman and Schwab’s employment agreements revised provisions related to certain termination benefits and amended the period of time that such officers would be subject to non-compete, non-solicitation and non-interference covenants after termination of employment. The amendments provide that (i) upon a termination of employment on or prior to November 15, 2011 by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will (a)  receive his accrued but unpaid base salary and annual bonus, (b) continue to receive his then current base salary and target bonus for a period of two years; and (c) receive reimbursement of certain healthcare costs and expenses for a period of up to two years from such termination; (ii) upon a termination of employment after November 15, 2011 but  on or prior to November 15, 2012 by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will (x)  receive his accrued but unpaid base salary and annual bonus, (y) be paid two times his then current base salary and two times his target bonus for a one year period; and (z) receive reimbursement of certain healthcare costs and expenses for a period of up to two years from such termination; and (iii) upon a termination of employment after November 15, 2012 by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will (aa)  receive his accrued but unpaid base salary and annual bonus, (bb) continue to receive his then current base salary and target bonus for a one year period; and (cc) receive reimbursement of certain healthcare costs and expenses for a period of up to one year from such termination.  The amendments also provided for other non-material changes necessary for the employment agreements to comply with or remain exempt from Section 409A of the Internal Revenue Code. Copies of the employment agreement amendments are filed as Exhibits 10.35 through 10.39 and are incorporated herein by reference.  For a further description of the amendments to and the current terms of Messrs. Elliot, Gindin, Leckerman and Schwab’s employment agreements, see “Item 11. Executive Compensation - Employment Agreements” and “Item 11. Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control - Termination or Change in Control Provisions in Employment Agreements — Other Named Executive Officers.”  For a description of the amendment to and the terms of Mr. Barrist’s employment agreement which was effective during  2010, see our Form 8-K filed on March 24, 2011, “Item 11. Executive Compensation - Employment Agreements,” and “Item 11. Executive Compensation - Potential Payments Upon Termination of Employment or Change in Control - Termination or Change in Control Provisions in Employment Agreements — Michael J. Barrist.”

On March 25, 2011, NCO Group, Inc. (the “Company”) entered into the Fourth Amendment to the Credit Agreement by and among the Company, NCO Financial Systems, Inc., certain guarantors under the Credit Agreement (defined below), Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (the “Third Amendment”). The Fourth Amendment amended the Credit Agreement dated as of November 15, 2006 among the Company, NCO Financial Systems, Inc., the subsidiary guarantors party thereto, Morgan Stanley & Co. Incorporated as collateral agent, Morgan Stanley Senior Funding, Inc. as administrative agent, and the other lenders party thereto, as amended pursuant to the First Amendment to Credit Agreement dated as of February 8, 2008, the Second Amendment to Credit Agreement dated as of March 25, 2009 and the Third Amendment to Credit Agreement dated as of March 31, 2010 (as amended, the “Credit Agreement”). The Fourth Amendment amended the Credit Agreement to, among other things: (i) obtain a waiver for the financial covenants for the period ended December 31, 2010 and adjust certain future financial covenants, including increasing maximum leverage ratios and decreasing minimum interest coverage ratios; (ii) extend the maturity date of the revolving credit facility from November 2011 to December 31, 2012 and reduce the availability to $75.0 million through November 15, 2011 and $67.5 million thereafter; and (iii) permit the Company to sell all, or a portion of, its portfolios of purchased accounts receivable, with any proceeds from such sale to be used to repay term loan borrowings.  A copy of the Fourth Amendment is attached as exhibit 10.41 hereto and is incorporated herein by reference.

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

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Set forth below is information concerning our directors and executive officers.

Name	Age(1)	Position
Ronald A. Rittenmeyer	63	President and Chief Executive Officer
Stephen W. Elliott	49	Executive Vice President, Information Technology and Chief Information Officer
Joshua Gindin, Esq.	54	Executive Vice President and General Counsel
Steven Leckerman	58	Executive Vice President and Chief Operating Officer
John R. Schwab	43	Executive Vice President, Finance, Chief Financial Officer and Treasurer
Albert Zezulinski	64	Executive Vice President
Michael J. Barrist	50	Chairman of the Board
Henry H. Briance	26	Director(2)
Colin M. Farmer	37	Director(2)
Edward A. Kangas	66	Director(2)
Thomas J. Kichler	49	Director(2)

(1)          As of March 31, 2011

(2)          Each Director serves a term of one year and until his successor is duly elected and qualified

Ronald A.  Rittenmeyer — Mr. Rittenmeyer was appointed as our President and Chief Executive Officer effective March 18, 2011. Mr. Rittenmeyer is the founder and Chief Executive Officer of Turnberry Associates, LLC, a consulting firm, and had previously served as a consultant to us starting in December 2010. Mr. Rittenmeyer served as Chairman, President and Chief Executive Officer of Electronic Data Systems (“EDS”), a leading global provider of information technology services, until its sale to Hewlett-Packard in August 2008 and continued as President and CEO of EDS until December 2008. During his tenure at EDS, Mr. Rittenmeyer also served as Chief Operating Officer and Executive Vice President of Global Service Delivery from July 2005 to December 2006 and President and Chief Operating Officer from December 2006 until September 2007. Prior to joining EDS, Mr. Rittenmeyer served as Managing Director of The Cypress Group, a private equity firm, from 2004 to 2005. Mr. Rittenmeyer previously served as Chairman, Chief Executive Officer and President of Safety-Kleen, Inc., a $1.5 billion hazardous and industrial waste management company, from 2001 to 2004. He currently serves on the Board of Directors of American International Group, Inc., Tenet Healthcare Corporation and IMS Health Inc., a privately held company.

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

John R. Schwab — Mr. Schwab joined us as Senior Vice President, Finance and Chief Accounting Officer, through the acquisition of RMH Teleservices, Inc. in April 2004, where he was the Chief Financial Officer since 2003. In May 2006, Mr. Schwab became Executive Vice President, Finance, Chief Financial Officer and Treasurer. From 2000 to 2003, Mr. Schwab was employed by Inrange Technologies, Inc., a data storage networking company, most recently as the Chief Financial Officer. Prior to that, Mr. Schwab worked for Arthur Andersen, an accounting firm, for 11 years.

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

Michael J. Barrist — Effective March 18, 2011, Mr. Barrist is no longer our President and Chief Executive Officer, but remains as our Chairman of the Board. Mr Barrist had been our Chairman, President and Chief Executive Officer since purchasing the Company in 1986. Mr. Barrist was employed by U.S. Healthcare, Inc., a managed healthcare company, from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a Certified Public Accountant. Mr. Barrist’s years of leadership and experience running the Company provides the Board with an extensive understanding of the Company’s history, challenges and operations, which adds valuable insight for Board decision making.

Henry H. Briance — Mr. Briance is a Vice President at One Equity Partners, which he joined in September 2006. Mr. Briance was appointed to our Board in March 2009. Mr. Briance received a BA in Classics from the University of Cambridge in 2005. Mr. Briance has experience in investment banking and financial services, and serves as a director of several private companies. He is familiar with highly complex capital structures.

Colin M. Farmer — Mr. Farmer is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in October 2006, Mr. Farmer spent eight years at Harvest Partners, a middle-market private equity firm. Prior to that, Mr. Farmer worked at Robertson Stephens & Company, an investment banking firm. Mr. Farmer was appointed to our Board in March 2007. Mr. Farmer is a Trustee of the Princeton University Rowing Association. Mr. Farmer is also a director of X-Rite, Incorporated. Mr. Farmer has significant experience as an executive of several private equity firms. He is familiar with and has designed highly complex capital structures. His experience with the financial markets has helped guide our capital structure decisions.  In addition, Mr. Farmer serves as a director of a number of private companies.

Edward A. Kangas — Mr. Kangas was Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu, an accounting firm, from 1989 until his retirement in 2000. Mr. Kangas served as Managing Partner of Deloitte & Touche (USA) from 1989 to 1994 and Managing Partner and Chief Executive Officer of Touche Ross in from 1985 to 1989. After his retirement, Mr. Kangas served as a consultant to Deloitte until 2004. Mr. Kangas was appointed to our Board in February 2007. Mr. Kangas is also a director of,Allscripts Healthcare Solutions, Inc., United Technologies Corporation, Hovnanian Enterprises, Inc., Intuit Inc. and Tenet Healthcare Corporation. Mr. Kangas was on the board of Electronic Data Systems Corporation from 2004 to 2008. Mr. Kangas was on the board of Eclipsys Corporation from 2004 to 2010. Mr. Kangas has substantial financial and accounting expertise and brings significant experience to the Board having served as chief executive officer of one of the largest public accounting firms and director of many large public corporations.

Thomas J. Kichler — Mr. Kichler is a Managing Director of One Equity Partners. Prior to joining One Equity Partners in 2002, Mr. Kichler was a Managing Director at Salomon Smith Barney (Citigroup), an investment banking firm. He also worked at Wasserstein Perella, an investment banking firm, and at Ernst & Young, an accounting firm. Mr. Kichler graduated from the Wharton School at the University of Pennsylvania and is a CPA. In addition, Mr. Kichler serves as a director of a number of private companies, and has served as a director of public companies in the past. Mr. Kichler has 20 years of investment banking experience.

Effective March 22, 2010, Mr. David M. Cohen resigned from our Board, and effective May 10, 2010, Mr. Kichler was appointed as director by the remaining members of our Board to fill the vacancy. Mr. Cohen was, and Mr. Kichler is, a representative designee of One Equity Partners, referred to as OEP, under the Stockholders’ Agreement described below. Effective January 7, 2011, Mr. Austin A. Adams resigned from our Board and effective March 22, 2011, Mr. Leo J. Pound resigned from our Board. Mr. Adams was an independent designee of

OEP, and Mr. Pound was an independent designee of Mr. Barrist, under the Stockholders’ Agreement described below. Effective March 22, 2011, Mr. Kangas was appointed as chairman of our Audit Committee following the resignation of Mr. Pound. OEP has not yet designated replacement directors.

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

The Stockholders’ Agreements further provide that our Board will consist of seven members, which subject to certain exceptions, will consist of: Mr. Barrist as Chairman of the Board, three persons designated by OEP, and, following the termination of Mr. Barrist as Chief Executive Officer, three independent directors designated by OEP.

OEP’s representative designees on our Board are Messrs. Briance, Farmer and Kichler and OEP’s independent designee on our Board is Mr. Kangas. OEP has not yet designated independent directors to fill the two vacancies.

Code of Ethics

The Company has adopted a Code of Ethics and Conduct that applies to all of its directors and employees including, the Company’s principal executive officer, principal financial officer, principal accounting officer and all employees performing similar functions. The Company will provide a copy of the Code of Ethics and Conduct without charge upon written request directed to: Joshua Gindin, Esq., Corporate Secretary, NCO Group, Inc., 507 Prudential Road Horsham, Pennsylvania 19044. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendments to, or a waiver from, a provision of its Code of Ethics and Conduct by posting such information on the Company’s website www.ncogroup.com.

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Mr. Kangas qualifies as an “audit committee financial expert” as that term is defined in SEC regulations. Although not formally considered by the Board given that the Company’s securities are not registered or traded on any national securities exchange, based upon the listing standards of The Nasdaq Stock Market, LLC, we believe that Mr. Kangas is independent under such standards.

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

•                  other benefits, such as the use of an automobile; and

•                  benefits that are generally available to all full-time employees of our company, such as participation in group medical, disability and life insurance plans and a 401(k) plan.

These elements are discussed in greater detail below.

Base Salary. Base salary is used to reward superior individual performance of each executive officer on a day-to-day basis during the year, and to encourage them to perform at their highest levels. We also use our base salary to attract and retain top quality executives and other management employees from other companies. Moreover, base salary and increases to base salary recognize the overall experience, position and responsibilities within NCO and expected contributions to NCO of each executive officer. Typically, the Compensation Committee will review and adjust base salaries on an annual basis. We have employment agreements, which were negotiated and entered into in connection with the closing of the Transaction, with each of our executive officers. Each employment agreement was amended in September 2010 to, among other things, revise provisions related to certain termination benefits. For a description of the material terms of such employment agreements, see “—Employment Agreements.” Each employment agreement, among other things, sets forth the executive’s minimum base salary (which shall at a minimum be upwardly adjusted each year in accordance with the Consumer Price Index (“CPI”)). In March 2010, the Compensation Committee determined that the annual base salaries of our executive officers would not be increased for 2010, and our executive officers did not receive the annual CPI upward adjustment in 2010 because the change in CPI was negative. Information concerning base salaries paid to executive officers in 2010 is set forth in “—Summary Compensation—Summary Compensation Table.”

Management Incentive Compensation. We believe that a significant portion of the total potential compensation of our executive officers should depend upon the degree of our financial success in a particular year.  Management incentive compensation is used to reward our executives upon the achievement of certain goals contained in our annual operating plan. Under the employment agreements that we entered into with each of our executive officers, each executive is entitled to earn cash incentive compensation ranging from 75 percent to 100 percent of his base salary based on the achievement of the Company’s annual operating plan.

Each year the Compensation Committee sets performance-based targets based on our annual operating plan that must be met in order for the executive officers to earn an annual bonus. For 2010, 75 percent of the bonus was based on achieving targets for NCO’s earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, and 25 percent was based on senior debt repayment targets. The targets set by the Compensation Committee included a range of performance levels that gave the executive officers the potential to earn from zero percent to 150 percent of the cash incentive compensation specified in their respective employment agreements.  For example, if NCO achieved EBITDA of $190 million for 2010 and repaid $80 million of senior debt during 2010, the executive officers would have received 100 percent of their cash incentive compensation specified in their respective employment agreements. In the view of the Compensation Committee, payout of these performance goals required substantial achievement by each executive officer.

The Compensation Committee may, in determining the annual bonus amount, take into consideration other extenuating circumstances not within the control of the Company that may have occurred during the year that impacted the annual operating plan thus rendering the performance-based targets unattainable.

In March 2011, the Compensation Committee determined that both the EBITDA and debt repayment targets for 2010 were not achieved, and did not award any of the bonus potential to the executive officers.

See “—Summary Compensation—Summary Compensation Table” for the actual amounts paid out to the Named Executive Officers for 2010, 2009 and 2008. References to our “Named Executive Officers” means all of the executive officers named in the “Summary Compensation Table.” Amounts paid under the management incentive program are reported in the “Non-Equity Incentive Plan Compensation” column.

Equity Compensation. We have a Restricted Share Plan which authorizes grants of restricted shares of our Class A common stock to our officers, key employees and directors. The total number of restricted shares authorized for issuance under the Restricted Share Plan is 336,666.7 shares. Each share of restricted stock issued pursuant to the Restricted Share Plan, regardless of whether the restriction period with regard to such share has lapsed, is subject to the transfer restrictions, repurchase rights and other restrictions pursuant to the terms of a Stockholders’ Agreement. The purpose of the restricted share plan awards is to align managements’ objectives with those of the stockholders. The number of shares awarded to management is approved by the Compensation Committee. There were no restricted share awards granted to our executive officers during 2010. Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest. The shares of restricted stock that have been granted under the Restricted Share Plan to our executive officers vest in 25 percent increments upon each anniversary of the date of grant, each, referred to as an annual vesting date, provided that the recipient remains employed by us. In addition, if a recipient’s employment is terminated by us without Cause (as defined in the Restricted Share Plan) or if a recipient terminates his employment with us for Good Reason (as defined in the Restricted Share Plan) within three months immediately preceding an annual vesting date, such award will immediately vest with respect to the 25 percent of the then unvested shares that would have vested had such recipient remained employed through the annual vesting date. In addition, each restricted share award will immediately vest in full in the event a Change in Control or Public Offering (each as defined in the Restricted Share Plan) occurs, subject to certain resale restrictions if vesting occurs as a result of a Public Offering.  For a description of additional termination or change in control provisions in the Restricted Share Plan, see “—Potential Payments Upon Termination of Employment or Change in Control.”

In the future, the Compensation Committee, on a discretionary basis, may elect to award our executive officers restricted stock under the Restricted Share Plan, although there is no obligation for us to do so and we do not expect any such awards to be material.

As a condition to the grant of an award under our Restricted Share Plan, the recipient is required to make an election to include in the recipient’s current year income the fair market value, as of the date of grant, of the restricted shares pursuant to Internal Revenue Code Section 83(b). We pay the recipient an amount equal to the income taxes that the recipient incurs as a result of making the 83(b) election, as well as any additional taxes imposed as a result of the payment, referred to as a “gross-up.” These amounts are included in “All Other Compensation” column in the “—Summary Compensation—Summary Compensation Table.”

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

401(k) Plan Matching Contributions. We match, in cash, 25 percent of the first 6 percent of the contributions to our 401(k) plan that each employee, including each Named Executive Officer, makes during the year. For each eligible employee, their contributions are limited to 15 percent of such employee’s income on a pre-tax basis, subject to limitations under Section 401(k) of the Internal Revenue Code of 1986, as amended, referred to as the Code. We provide these matching contributions to all of our employees, including Named Executive Officers, who participate in the 401(k) plan, to encourage them to systematically save for retirement.

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

Perquisites, Personal Benefits and Other Compensation. Each of our Named Executive Officers receives a limited amount of perquisites and other personal benefits that we pay on their behalf or for which we provide reimbursement. We provide our Named Executive Officers the use of an automobile leased by us at prices ranging from $1,275 to $2,300 per month or a monthly cash allowance for an equivalent amount. Prior to July 1, 2010, Mr. Barrist’s compensation also included the use by Mr. Barrist of an aggregate of 150 hours on an airplane that was partly owned by NCO for both business and personal use, as determined by Mr. Barrist in his discretion. Effective July 1, 2010, Mr. Barrist was entitled to use of the Company’s airplane as necessary for business, but not personal, travel within the Americas. We believe providing our Named Executive Officers with these benefits is justified because our Named Executive Officers contribute substantially to our financial and operating performance and to the growth and development of our business. The perquisites and other personal benefits provided to our Named Executive Officers are disclosed below in the “All Other Compensation” column in “—Summary Compensation—Summary Compensation Table.”

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

Role of Management in Determining or Recommending Executive Compensation. The Chief Executive Officer makes recommendations concerning the amount of compensation to be awarded to our executive officers, including himself, but does not participate in the Compensation Committee’s deliberations or decisions.

Role of Compensation Consultants in Determining or Recommending Executive Compensation. Under its charter, the Compensation Committee has authority to retain, at our expense, such counsel, consultants, experts and other professionals as it deems necessary. The Compensation Committee has not used consultants in the past, and there are currently no plans to engage consultants in the future.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing above with our management. Based on this review and these discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2010.

Members of the Compensation Committee

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

Summary Compensation

The following table sets forth the compensation earned during 2010, 2009 and 2008 by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers who were serving as executive officers at the end of 2010. We refer to these individuals collectively as our “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Michael J. Barrist President and Chief Executive Officer(4)	2010 2009 2008	811,750 810,926 784,592	— — 208,031	— 405,875 —	196,294 540,411 768,018	1,008,044 1,757,212 1,760,641

John R. Schwab Executive Vice President, Finance, Chief Financial Officer and Treasurer	2010 2009 2008	400,000 390,515 344,933	— — 118,378	— 150,000 —	23,914 24,532 95,212	423,914 565,047 558,523

Stephen W. Elliott Executive Vice President, Information Technology and Chief Information Officer	2010 2009 2008	397,171 396,768 383,883	— — 121,498	— 148,939 —	41,150 32,509 86,119	438,321 578,216 591,500

Joshua Gindin, Esq. Executive Vice President and General Counsel	2010 2009 2008	397,171 396,768 383,883	— — 119,938	— 148,939 —	32,391 32,695 83,545	429,562 578,402 587,366

Steven Leckerman Executive Vice President and Chief Operating Officer	2010 2009 2008	700,000 692,627 645,784	— — 153,867	— 350,000 —	90,308 51,962 97,807	790,308 1,094,589 897,458

(1)          The amounts in this column represent the aggregate grant date fair value for restricted stock granted under our Restricted Share Plan computed in accordance with FASB ASC Topic 718. In accordance with rules of the SEC, any estimate for forfeitures is excluded from and does not reduce, such amounts. Generally, the full grant date fair value is the amount we would recognize for financial statement reporting purposes over the award’s vesting schedule. Our common stock is not publicly traded and therefore no market value for our shares is readily available. Amounts in this column represent the value of the shares based on their most recent purchase price per share.

(2)          Represents amounts earned under our management incentive program for executive officers. See “—Grants of Plan-Based Awards.”

(3)          The following table summarizes all other compensation paid during 2010 to our Named Executive Officers:

Executive Officer	Car(a) ($)	Aircraft Usage(b) ($)	Other Compensation(c) ($)	Total All Other Compensation ($)
Michael J. Barrist	25,920	149,467	20,907	196,294
John R. Schwab	15,278	—	8,636	23,914
Stephen W. Elliott	20,940	—	20,210	41,150
Joshua Gindin, Esq.	18,388	—	14,003	32,391
Steven Leckerman	27,720	26,807	35,781	90,308

(a)	The amount reported represents the amount we paid to lease the Named Executive Officers’ respective cars.
(b)

Represents Mr. Barrist’s and Mr. Leckerman’s personal use of the Company’s aircraft, calculated by using our actual variable operating costs of $83,422 and $13,068, respectively, plus the hourly cost equivalent for the monthly management fee, interest and depreciation of $6,928 and $995, respectively, and lost tax benefits to us of $59,117 and $12,744, respectively, attributable to such flights.

(c)	Represents Company paid or reimbursed health, disability, and life insurance premiums and Company contributions to 401(k) plans.

(4)          Mr. Barrist was terminated on March 18, 2011.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during 2010.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)		Target ($)		Maximum ($)
Michael J. Barrist	—	(2)	811,750	(1)	1,217,625	(2)
John R. Schwab	—	(2)	300,000	(1)	450,000	(2)
Stephen W. Elliott	—	(2)	297,878	(1)	446,817	(2)
Joshua Gindin, Esq.	—	(2)	297,878	(1)	446,817	(2)
Steven Leckerman	—	(2)	700,000	(1)	1,050,000	(2)

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

Employment Agreements

We have definitive employment agreements with each of our executive officers.

Effective as of March 18, 2011, Mr. Barrist’s employment agreement was terminated.  Set forth below is a description of Mr. Barrist’s employment agreement that was in effect during 2010:

•                  Mr. Barrist will serve as our President and Chief Executive Officer;

•                  The initial term of Mr. Barrist’s employment agreement is five years commencing November 15, 2006, referred to as the Barrist Initial Term, may be extended thereafter and is subject to early termination;

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

•                  Mr. Barrist will receive a car allowance of $2,500 per month, effective through June 30, 2010 an aggregate of 150 hours per year (for both business and personal use) on the Company’s aircraft, effective July 1, 2010 use of the Company’s aircraft as necessary for business, but not personal, travel within the Americas, in addition to other perquisites;

•                  Upon a termination of employment by reason of death, disability, without “cause” or a resignation for “good reason,” Mr. Barrist will receive certain payments and benefits (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment for “cause” or a resignation without “good reason,” Mr. Barrist will receive his accrued but unpaid base salary and annual bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Mr. Barrist is subject to non-compete, non-solicitation and non-interference covenants during his employment and ending on the later of (i) the last day of the period equal to the greater of one year and the remainder of the Barrist Initial Term, or (ii) two years after termination of employment;

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

•                  The initial term of each employment agreement is five years commencing November 15, 2006, referred to as the “Initial Term,” each may be extended thereafter and each is subject to early termination;

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

•                  Upon a termination of employment by reason of death, disability, without “cause” or a resignation for “good reason,” the executive will receive certain payments and benefits (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  Upon a termination of employment for “cause” or a resignation without “good reason,” the executive will receive his accrued but unpaid base salary and annual bonus (see “—Potential Payments Upon Termination of Employment or Change in Control”);

•                  The executive is subject to non-compete and non-solicitation covenants during his employment and for (i) two years after termination of employment if his employment is terminated on or prior to November 15, 2012 or (ii) one year after termination of employment if his employment is terminated after November 15, 2012;

•                  The executive is subject to a non-interference covenant during his employment and for (i) three years after termination of employment if his employment is terminated on or prior to November 15, 2012 or (ii) two years after termination of employment if his employment is terminated after November 15, 2012;

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

On March 18, 2011, the Board appointed Ronald A. Rittenmeyer as our President and Chief Executive Officer. Effective as of March 18, 2011, we entered into an employment agreement with Mr. Rittenmeyer. The terms of Mr. Rittenmeyer’s employment agreement include:

•                  Mr. Rittenmeyer will serve as our President and Chief Executive Officer;

•                  The initial term of Mr. Rittenmeyer’s employment agreement is one year, referred to as “term of employment,” may be extended thereafter and is subject to early termination;

•                  Mr. Rittenmeyer will receive a base salary of $1,000,000 per year;

•                  Mr. Rittenmeyer will be entitled to participate in all employee benefit plans of the Company

•                  Mr. Rittenmeyer will have the opportunity to earn an annual performance bonus (with a “target bonus” of 100 percent of base salary), based upon the achievement of performance goals as mutually agreed to by him and the Board;

•                  Mr. Rittenmeyer will be eligible, no later than May 31, 2011, to receive equity, stock options, or other equity-based awards, as determined in the sole discretion of the Board;

•                  Mr. Rittenmeyer will receive a car allowance, reimbursement of certain housing expenses, reimbursement for use of his indirectly owned aircraft as necessary for business travel, in addition to other perquisites;

•                  Upon a termination of employment by Mr. Rittenmeyer, Mr. Rittenmeyer will receive any base salary earned but unpaid as of the termination date in a lump sum within 10 business days following the termination date;

•                  Upon a termination of employment by reason of death, Mr. Rittenmeyer’s beneficiaries will receive any base salary earned but unpaid as of the termination date and a pro-rated target bonus for that year in a lump sum within 10 business days following the termination date;

•                  Upon a termination of employment by us, Mr. Rittenmeyer will receive any base salary earned but unpaid as of the termination date in a lump sum within 10 business days following the termination date and, subject to certain conditions, base salary continuation for the then remaining term of employment and a pro-rated target bonus for that year paid in a lump sum 30 days following the termination date;

•                  Mr. Rittenmeyer is subject to non-solicitation and non-interference covenants during his term of employment and for one year thereafter;

•                  During and after Mr. Rittenmeyer’s employment with us, Mr. Rittenmeyer is subject to a confidentiality covenant; and

•                  Mr. Rittenmeyer will be entitled, under certain circumstances, to receive reimbursement from us for certain taxes imposed on Mr. Rittenmeyer.

Restricted Share Plan

On November 15, 2006, we adopted a restricted share plan, known as the NCO Group, Inc. Restricted Share Plan (the “Restricted Share Plan”) which authorizes grants of restricted shares of our Class A common stock to our officers and key employees. On March 28, 2008, the Board approved the amendment and restatement of the Restricted Share Plan to: (i) permit members of our Board to participate in the Restricted Share Plan and (ii) to increase the number of shares authorized for issuance under the Restricted Share Plan to 336,666.7 shares. No awards were granted under the Restricted Share Plan during 2010. At December 31, 2010, there were 333,010.8 shares issued under the Restricted Share Plan and 3,655.9 shares available for future issuance.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding equity awards held by the Named Executive Officers as of December 31, 2010.

		Stock Awards
Name	Date of Grant	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)
Michael J. Barrist	3/31/2008	10,401.5	N/A
John R. Schwab	8/10/2007	1,110.8	N/A
	3/31/2008	5,918.9	N/A
Stephen W. Elliott	8/10/2007	1,110.8	N/A
	3/31/2008	6,074.9	N/A
Joshua Gindin, Esq.	8/10/2007	1,110.8	N/A
	3/31/2008	5,996.9	N/A
Steven Leckerman	8/10/2007	1,417.2	N/A
	3/31/2008	7,693.4	N/A

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

Stock Vested in 2010

The following table provides information concerning restricted share awards held by the Named Executive Officers that vested during 2010.

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

Nonqualified Deferred Compensation

Our Deferred Compensation Plan permits eligible employees to defer receipt and taxation of their compensation each year up to the limit in effect under Section 402(g) of the Code ($16,500 for 2010) (less amounts contributed to our 401(k) Plan). In addition, in our absolute and sole discretion, we may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by us are eligible to participate in the Deferred Compensation Plan.

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

A participant may make an early withdrawal if such participant demonstrates a special need or hardship due to “severe financial emergency.”

The following table provides information concerning amounts held under the Deferred Compensation Plan for the benefit of our Named Executive Officers.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Balance at Last FY (2) ($)
Michael J. Barrist	—	—	3,812	30,569
John R. Schwab	—	—	1, 652	10,194
Stephen W. Elliott	—	—	—	—
Joshua Gindin, Esq.	—	—	—	—
Steven Leckerman	—	—	—	—

(1)          The aggregate earnings represent the market value change of this plan during 2010. Earnings received by the Named Executive Officers are not reported as compensation in the Summary Compensation Table because such earnings are not considered to be “above market” earnings under SEC regulations.

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

Termination or Change in Control Provisions in Restricted Share Plan

Generally, the Restricted Share Plan states that the Compensation Committee of our Board will determine, in the terms of the applicable award agreement, the time or times when and the manner and condition in which each award will vest and the extent, if any, to which vesting accelerates upon a Change in Control. “Change of Control” is defined in the Restricted Share Plan as (i) any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, (ii) any transfer by our company of all or substantially all of its assets on a consolidated basis, (iii) any consolidation, merger or reorganization of our company with or into any other entity or entities as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our Board immediately prior to such consolidation, merger or reorganization no longer beneficially own, directly or indirectly, the outstanding capital stock of the surviving corporation possessing the voting power (under ordinary circumstances) to elect a majority of the surviving corporation’s board of directors, (iv) any transfer to any third party of shares of our company’s capital stock by the holders thereof as a result of which the holders of our company’s outstanding capital stock possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board immediately prior to such transfer no longer beneficially own, directly or indirectly, the outstanding capital stock of our company possessing the voting power (under ordinary circumstances) to elect a majority of our company’s Board, or (v) a change in the constituency of the Board with the result that individuals, who were members of the Board on November 15, 2006 (or individuals designated by OEP in place thereof) cease for any reason to constitute at least a majority of the Board.

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

Termination or Change in Control Provisions in Employment Agreements

Michael J. Barrist. Effective March 18, 2011, Mr. Barrist’s employment agreement was terminated without “Cause.” Set forth below is a description of the termination and change in control provisions contained in Mr. Barrist’s employment agreement that was in effect during 2010. The agreement provides that upon a termination of employment by reason of death, disability, without “Cause” or a resignation for “Good Reason,” Mr. Barrist will receive (i) his accrued but unpaid base salary and target bonus, and (ii) two times his base salary and two times his target bonus payable over a period of one year. In addition, Mr. Barrist’s employment agreement provides that we will reimburse Mr. Barrist for his and his eligible dependents’ COBRA premiums, less the amount, referred to as the “Employee Portion,” that a full-time active employee of NCO would be required to pay for such coverage under our healthcare plans, until the earlier of the 18 month anniversary of such termination and the date on which Mr. Barrist becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans (such period, is referred to as the “Barrist COBRA Period”). In addition, from the expiration of the Barrist COBRA Period until the second anniversary of Mr. Barrist’s termination of employment, Mr. Barrist’s employment agreement provides that we will reimburse Mr. Barrist for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer or under private health insurance (as applicable), in either case, only to the extent that the costs of such premiums to Mr. Barrist exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse Mr. Barrist if he continued COBRA coverage during such period).

Mr. Barrist’s employment agreement provides that if Mr. Barrist’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under a fixed dollar life insurance policy provided by us. See “—Death Benefits” described above. If Mr. Barrist during any period of disability, including after termination of his employment agreement, receives any periodic payments representing lost compensation under any health and accident policy or under any salary continuation insurance policy, the premiums for which have been paid by us, the amount of the base salary that Mr. Barrist would be entitled to receive from us shall be decreased by the amounts of such payments.

Mr. Barrist’s employment agreement provides that upon a termination of employment for “Cause” or a resignation without “Good Reason,” Mr. Barrist will receive his accrued but unpaid base salary and annual bonus.

“Cause” is defined in Mr. Barrist’s employment agreement as his (i) conviction of, or guilty plea with respect to, a felony; (ii) a nolo contender  plea with respect to a felony (other than in respect of a claim or allegation by a governmental regulatory authority); (iii) willful illegal conduct or gross misconduct that, in the reasonable good faith judgment of the Board, materially interferes with Mr. Barrist’s ability to perform his duties for our company; or (iv) any willful material breach of any of the covenants in his employment agreement after notice and thirty days from the date Mr. Barrist receives such notice, to cure such event or condition to the extent such event or conditions is reasonably susceptible to cure. No act or failure to act by Mr. Barrist will be considered willful unless it is done, or omitted to be done, by Mr. Barrist in bad faith or without reasonable belief that such action or inaction was in the best interests of our company. Any act, or failure to act by Mr. Barrist, based on authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the best interests of our company.

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

Other Named Executive Officers. The employment agreements of our other Named Executive Officers, Messrs. Schwab, Elliott, Gindin and Leckerman, provide that upon a termination of employment on or prior to the last day of the Initial Term by reason of death, disability, without “Cause” for a resignation for “Good Reason,” the executive will (i) receive his accrued but unpaid base salary and annual bonus and (ii) continue to receive his then current base salary and target bonus for a period of 24 months.  In addition, the employment agreements of our other Named Executive Officers provide that we will reimburse the executive for his and his eligible dependents’ COBRA premiums, less the Employee Portion, until the earlier of the 18 month anniversary of such termination and the date on which the executive becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans,(such period, is referred to as the “Initial COBRA Period”).  In addition, from the expiration of the Initial COBRA Period until the second anniversary of the executive’s termination of employment, the employment agreements of our other Named Executive Officers provide that  we will reimburse the executive for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer or under private health insurance (as applicable), in either case, only to the extent that the costs of such premiums to the executive exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse the executive if the executive continued COBRA coverage during such period).

In addition, the employment agreements of Messrs. Schwab, Elliott, Gindin and Leckerman provide that upon a termination of employment after the Initial Term, but on or prior to November 15, 2012, by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will receive (i) his accrued but unpaid base salary and annual bonus and (ii) two times his then current base salary and two times his target bonus for a period of 12 months.  In addition, the employment agreements of our other Named Executive Officers provide that we will reimburse the executive for his and his eligible dependents’ COBRA premiums, less the Employee Portion, until the earlier of the 18 month anniversary of such termination and the date on which the executive becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans, (such period, is referred to as the “Second COBRA Period”).  In addition, from the expiration of the Second COBRA Period until the second anniversary of the executive’s termination of employment, the employment agreements of our other Named Executive Officers provide that we will reimburse the executive for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer or under private health insurance (as applicable), in either case, only to the extent that the costs of such premiums to the executive exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse the executive if the executive continued COBRA coverage during such period.

The employment agreements of Messrs. Schwab, Elliott, Gindin and Leckerman further provide upon a termination of employment after November 15, 2012 by reason of death, disability, without “Cause” or a resignation for “Good Reason,” the executive will (i) receive his accrued but unpaid base salary and annual bonus and (ii) continue to receive his then current base salary and his target bonus for a period of 12 months. In addition, the employment agreements of our other Named Executive Officers provide that we will reimburse the executive for his and his eligible dependents’ COBRA premiums, less the Employee Portion, until the earlier of the 12 month anniversary of such termination and the date on which the executive becomes eligible for healthcare coverage under the plan of a subsequent employer that provides benefits that are substantially similar (or better) in the aggregate to the benefits provided under our healthcare plans, (such period, referred to as  the “Benefit Continuation Period”).  In addition,  from the expiration of the Benefit Continuation Period until the first anniversary of the executive’s termination of employment, reimburse the executive for the cost of his and his eligible dependents’ healthcare coverage premiums under the healthcare plan of such subsequent employer to the extent that the costs of such premiums to the executive exceed the Employee Portion (but not in an amount in excess of the amount that we would be required to reimburse the executive if the executive COBRA coverage during such period).

In addition, each of the employment agreements provide that if such executive’s employment is terminated by reason of death, his beneficiaries will be paid the amounts owed under a fixed dollar term life insurance policy provided by us. See “—Death Benefits” described above.

The employment agreements also provide that upon a termination of employment for “Cause” or a resignation without “Good Reason,” the executive will receive his accrued but unpaid base salary and annual bonus.

“Cause” is defined in each of the employment agreements as the executive’s (i) indictment in connection with a crime involving moral turpitude or any felony, which materially adversely affects our company or his ability to perform the duties of his employment; (ii) conviction of, or pleading of guilty or no-contest by, to any felony; (iii) dishonesty, fraud, unethical or illegal act, misappropriation or embezzlement which does (or would reasonably be likely to) materially damage our company or our company’s reputation; (iv) willful or deliberate material violations of his obligations to our company; or (v) material breach of any of the terms or conditions of his employment agreement, subject in the case of (iv) and (v) above, to a 20 day cure period. No act or failure to act by the executive will be considered willful unless it is done, or omitted to be done, by the executive in bad faith or without reasonable belief that such action or omission was in the best interests of our company. Any act, or failure to act by an executive, based on authority given by our company’s Chief Executive Officer or pursuant to a resolution duly adopted by the Board or based upon the advice of counsel of our company will be conclusively presumed to be in good faith and in the best interests of our company.

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

The following table shows the estimated amount of payments and benefits that would be provided by us to our Named Executive Officers under the plans and agreements described above assuming that (i) their employment was terminated as of December 31, 2010 for various reasons as described below or (ii) there was a change of control of the Company effective as of December 31, 2010:

	Reason for Termination of Employment
Named Officer and Nature of Payment	Termination by Executive without Good Reason ($)		Termination by Us without Cause or Termination by Executive for Good Reason ($)		Cause ($)		Death ($)		Disability ($)		Payments in connection with a Change of Control ($)
Michael J. Barrist
Total cash payment	31,102	(1)	4,089,852	(2)	31,102	(1)	8,589,852	(2)(3)	4,089,852	(2)	—	(4)
Cost of continuation of benefits	—		20,027	(5)	—		20,027	(5)	20,027	(5)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

John R. Schwab
Total cash payment	15,326	(6)	1,415,326	(7)	15,326	(6)	3,415,329	(7)(8)	1,415,326	(7)	—	(4)
Cost of continuation of benefits	—		19,967	(9)	—		19,967	(9)	19,967	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

Stephen W. Elliott
Total cash payment	15,217	(6)	1,405,316	(7)	15,217	(6)	3,405,316	(7)(13)	1,405,316	(7)	—	(4)
Cost of continuation of benefits	—		20,027	(9)	—		20,027	(9)	20,027	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

Joshua Gindin, Esq.
Total cash payment	15,217	(6)	1,405,316	(7)	15,217	(6)	3,405,316	(7)(14)	1,405,316	(7)	—	(4)
Cost of continuation of benefits	—		20,123	(9)	—		20,123	(9)	20,123	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

Steven Leckerman
Total cash payment	26,820	(6)	2,826,820	(7)	26,820	(6)	6,826,820	(7)(15)	2,826,820	(7)	—	(4)
Cost of continuation of benefits	—		15,094	(9)	—		15,094	(9)	15,094	(9)	—	(4)
Effect on stock awards		(10)		(10)		(11)		(10)		(10)		(12)

(1)                Represents amounts payable under his employment agreement, representing (i) accrued but unpaid base salary at December 31, 2010, payable within 30 days after termination and (ii) accrued but unpaid annual bonus at December 31, 2010, payable in a lump sum the year following the year of termination when annual bonuses are paid generally to executives of NCO, but not later than two and a half months after the end of the year of termination.

(2)                Represents amounts payable under his employment agreement. Includes $842,852 representing (i) accrued but unpaid base salary at December 31, 2010, payable within 30 days after termination and (ii) accrued but unpaid target bonus at December 31, 2010, payable in a lump sum the year following the year of termination when annual bonuses are paid generally to executives of NCO, but not later than two and a half months after the end of the year of termination; and $3,247,000 representing (i) two times Mr. Barrist’s base salary payable pro rata bi-weekly over a one year period from the date of termination and (ii) two times Mr. Barrist’s target bonus, payable in the year following the year to which such bonus relates. Assumes no base salary increases. This amount would be reduced to the extent of any disability payments representing lost compensation received by Mr. Barrist from any policy maintained by us.

(3)                Includes $4,500,000 payable to Mr. Barrist’s beneficiaries under our death benefit and $4,089,852 payable under Mr. Barrist’s employment agreement (See Footnote 2 regarding the amounts payable under Mr. Barrist’s employment agreement.).

(4)                Each executive’s employment agreement provides that the executive is entitled to reimbursement of certain excise taxes imposed upon such executive in connection with payments made to such executive in connection with a change in control of the Company and any federal, state and local income tax and excise tax imposed on the reimbursed excise tax. Assuming that a change in control involving NCO, whether or not the executive was terminated in connection therewith, occurred on December 31, 2010, there would be no tax liability calculated in accordance with Sections 280G and 4999 of the Internal Revenue Code. See termination payments set forth in other columns of this table for determination of severance benefits payable to each executive if termination occurs at the same time as a change of control.

(5)                Represents the estimated cost, calculated in accordance with the terms of his employment agreement, to reimburse Mr. Barrist for healthcare coverage for the two years following termination of employment.

(6)                Represents amounts payable under such executive’s employment agreement, representing (i) accrued but unpaid base salary at December 31, 2010, payable within 30 days after termination and (ii) accrued but unpaid annual bonus at December 31, 2010, payable in a lump sum the year following the year of termination when annual bonuses are paid generally to executives of NCO, but not later than two and a half months after the end of the year of termination.

(7)                Represents amounts payable under such executive’s employment agreement. Includes $15,326, $15,217, $15,217 and $26,820 payable to each of Messrs. Schwab, Elliott, Gindin and Leckerman, respectively, representing (i) accrued but unpaid base salary at December 31, 2010, payable within 30 days after termination and (ii) accrued but unpaid annual bonus at December 31, 2010, payable in a lump sum the year following the year of termination when annual bonuses are paid generally to executives of NCO, but not later than two and a half months after the end of the year of termination; and $1,400,000, $1,390,098, $1,390,098 and $2,800,000 payable to each of Messrs. Schwab, Elliott, Gindin and Leckerman, respectively, representing (i) base salary payable pro rata bi-weekly over a two year period from the date of termination and (ii) target bonus for two years after termination, to be paid in the year following the year to which they relate. Assumes no base salary increases.

(8)                Includes $2,000,000 payable to Mr. Schwab’s beneficiaries under our death benefit and $1,415,326 payable under Mr. Schwab’s employment agreement (See Footnote 7 regarding the amounts payable under Mr. Schwab’s employment agreement.).

(9)                Represents the estimated cost, calculated in accordance with the terms of the executive’s employment agreement, to reimburse the executive for healthcare coverage for the two years following termination of employment.

(10)          For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards at the following prices: the portion of such award that was (a) vested for their then Fair Market Value; and (b) not vested for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2010, in the case of termination (not in connection with a Change in Control), 10,401.5, 29,991.4, 30,147.4, 30,069.4 and 38,406.6 restricted shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been vested, and 10,401.5, 7,029.7, 7,185.7, 7,107.7 and 9,110.5 shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been unvested. In the case of termination in connection with a Change in Control, 100 percent of the holder’s restricted stock would have become vested upon termination. Accordingly, as of December 31, 2010, Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman would have held 20,803.1, 37,021.1, 37,333.1, 37,177.1 and 47,517.1 vested shares of our common stock, respectively. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.

(11)          For a 180-day period after termination, we would have had the right to repurchase both the vested and unvested portions of all outstanding restricted stock awards for the lesser of (i) the Fair Market Value as of the termination date, or (ii) 40 percent of the Fair Market Value as of the date of grant of the restricted shares. As of December 31, 2010, in the case of termination (not in connection with a Change in Control), 10,401.5, 29,991.4, 30,147.4, 30,069.4 and 38,406.6 restricted shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been vested, and 10,401.5, 7,029.7, 7,185.7, 7,107.7 and 9,110.5 shares held by Messrs. Barrist, Schwab, Elliott, Gindin and Leckerman, respectively, would have been unvested. In the event that we did not exercise our buyback right described above, at the end of the 180-day buyback period, all of the restricted shares held by each executive would have become vested and such executive would have had the right to retain all of the shares issued to him under our Restricted Share Plan.

(12)          In the event a change of control occurs, then 100 percent of the executive’s stock award will become vested. See also footnote 10 if the executive is terminated in connection with a change of control.

(13)          Includes $2,000,000 payable to Mr. Elliott’s beneficiaries under our death benefit and $1,405,316 payable under Mr. Elliot’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.).

(14)          Includes $2,000,000 payable to Mr. Gindin’s beneficiaries under our death benefit and $1,405,316 payable under Mr. Gindin’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.).

(15)          Includes $4,000,000 payable to Mr. Leckerman’s beneficiaries under our death benefit and $2,826,820 payable under Mr. Leckerman’s employment agreement (See Footnote 7 regarding the amounts payable under his employment agreement.).

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

A participant’s benefits in the Deferred Compensation Plan are payable as soon as practicable following termination of employment or a “change of control” of the Company. Messrs. Barrist and Schwab participate in our Deferred Compensation Plan. The following table provides information concerning amounts held (including both participant contributions and company contributions) under our Deferred Compensation Plan for the benefit of our Named Executive Officers as of December 31, 2010:

Name	Aggregate Balance at December 31, 2010
Michael J. Barrist	$30,569
John R. Schwab	10,194
Stephen W. Elliott	—
Joshua Gindin, Esq.	—
Steven Leckerman	—

Director Compensation

As of January 1, 2010, our Board was comprised of Michael J. Barrist, Austin A. Adams, Edward A. Kangas, Leo J. Pound, David M. Cohen, Colin M. Farmer and Henry H. Briance. Effective March 22, 2010, Mr. Cohen resigned from our Board and, effective May 10, 2010, Mr. Thomas J. Kichler was appointed as director by the remaining members of our Board to fill the vacancy. Effective January 7, 2011, Mr. Adams resigned from our Board and effective March 22, 2011, Mr. Pound resigned from our Board. OEP has not yet designated replacement directors to fill these two vacancies. Effective March 22, 2011, our Board appointed Mr. Farmer as lead director.

As directors not employed by us or affiliated with OEP, sometimes referred to as “non-employee directors”, each of Messrs. Adams, Kangas and Pound received an annual director fee of $100,000 for 2010, payable in quarterly installments, plus reimbursement of expenses incurred in attending Board and committee meetings. In addition, Mr. Kangas received an annual fee of $50,000 for his services as lead director and Mr. Pound received an annual fee of $25,000 for his services as chairman of the Audit Committee, in each case payable in quarterly installments. We offer optional health insurance coverage to non-employee directors and their families under our health insurance plan.

The following table sets forth information concerning the compensation of each of our directors during 2010.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Austin A. Adams	100,000	—	—	100,000
Edward A. Kangas	150,000	—	—	150,000
Leo J. Pound	125,000	—	15,754	140,754
Henry H. Briance	—	—	—	—
David M. Cohen	—	—	—	—
Colin M. Farmer	—	—	—	—
Thomas J. Kichler	—	—	—	—

(1)          Mr. Barrist has been omitted from this table because he received no additional compensation for serving as a director.

(2)          There were no restricted stock awards granted to directors during 2010. As of December 31, 2010, the number of unvested restricted shares held by each of Messrs. Adams, Kangas and Pound was 1,339.1 shares and the number of vested restricted shares held by each of Messrs. Adams, Kangas and Pound was 2,725.5 shares. All shares issued to directors under the Restricted Share Plan, regardless of whether the restriction period with regard to such shares has lapsed, remain subject to transfer restrictions, repurchase rights and other restrictions set forth in a Stockholders’ Agreement and the stock awards issued pursuant to the Restricted Share Plan.  See “-Restricted Share Plan.”

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

Compensation Committee Interlocks and Insider Participation

In 2010, the Compensation Committee consisted of Messrs. Adams, Kangas and Farmer. No person who served as a member of the Compensation Committee during 2010 was a current or former officer or employee of the Company or, except as described below with respect to Mr. Farmer, engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no Compensation Committee “interlocks” during 2010, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Company’s Compensation Committee.

Consulting Agreement. Prior to Mr. Rittenmeyer’s appointment as President and Chief Executive Officer of the Company on March 18, 2011, he had previously served as a consultant to the Company through a consulting agreement dated as of December 1, 2010 between the Company and Turnberry Associates, LLC, referred to as the “Consulting Agreement.” Mr. Rittenmeyer is the Chief Executive Officer of Turnberry Associates, LLC.  Pursuant to the terms of the Consulting Agreement, Mr. Rittenmeyer provided consulting services to the Company as requested from time to time. As compensation for the services provided, the Company paid Mr. Rittenmeyer $60,000 per month and reimbursed him for all expenses incurred in connection with the services provided. On March 18, 2011, in connection with Mr. Rittenmeyer’s appointment as President and Chief Executive Officer of NCO, the Consulting Agreement was terminated.

Management Agreement. On November 15, 2006, we entered into a ten-year management agreement with OEP pursuant to which OEP provides business and organizational strategy and financial advisory services. OEP is our principal shareholder. Messrs. Cohen (our director from March 2007 to March 2010), Farmer and Kichler are Managing Directors of OEP and Mr. Briance is a Vice President of OEP. Pursuant to the management agreement, we pay OEP $3.0 million per annum plus reimbursement of expenses. We do not know and cannot determine the approximate dollar value of the interest of each of Messrs. Cohen, Farmer, Kichler and Briance in the management fees that we paid to OEP. We do not separately compensate OEP or its designated representatives on our Board for their services as directors, but OEP may receive fees in connection with its role in specific transactions in the future.

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

Other Arrangements. OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JP Morgan Chase & Co., referred to as JPM, and JPM is a client of ours. For the year ended December 31, 2010, we received fees for providing services to JPM of $10.0 million.

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

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2010:

		(b)	(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	3,656
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	3,656

(1) As of December 31, 2010, 333,011 restricted shares of Class A common stock were issued and outstanding, subject, in certain circumstances, to vesting and forfeiture. These awards are issuable without the payment of any cash consideration by the holder.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial ownership of our voting common stock, consisting of Class A common stock and Class L common stock, as of March 31, 2011 for:

•                  each person who we know beneficially owns more than 5 percent of our voting common stock;

•                  each director

•                  each of the Named Executive Officers who appears in the Summary Compensation Table; and

•                  all directors and executive officers as a group.

As of March 31, 2011, there were 2,960,847 shares of Class A common stock and 399,814 shares of Class L common stock outstanding.

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Number of Class L Common Stock	Percent of Class L Common Stock	Number of Class A Common Stock	Percent of Class A Common Stock	Percent of Combined Class L and Class A Common Stock
One Equity Partners II, L.P, OEP II Co-Investors, L.P. OEP II Partners Co-Invest, L.P. OEP General Partners II, L.P. OEP Co-Investors Management II, Ltd. OEP II Partners Co-Invest, G.P., Ltd. OEP Holding Corporation c/o One Equity Partners 320 Park Avenue, 18th Floor New York, NY 10022 (2)	129,294	32.3%	2,560,206	86.5%	80.0%

2006 Co-Investment Portfolio, L.P. StepStone Capital Partners II Onshore, L.P. StepStone Capital Partners II Cayman Holdings, L.P. c/o StepStone Group LLC 4350 La Jolla Village Dr. Suite 800 La Jolla, CA 92122 (3)	104,968	26.3%	26,242	*	3.9%

Citigroup Capital Partners II Employee Master Fund, L.P. c/o Citi Private Equity 388 Greenwich Street, 21st Floor New York, NY 10013 (4)	55,032	13.8%	13,758	*	2.0%

Helzberg Angrist Investors I, LLC 4049 Pennsylvania Avenue, #204 Kansas City, MO 64111 (5)	20,000	5.0%	5,000	*	*

Michael J. Barrist (6)	67,262	16.8%	37,619	1.3%	3.1%
Henry H. Briance (2) (7)	129,294	32.3%	2,560,206	86.5%	80.0%
Colin M. Farmer (2) (8)	129,294	32.3%	2,560,206	86.5%	80.0%
Edward A. Kangas	—	—	4,065	*	*
Thomas J. Kichler (2) (9)	129,294	32.3%	2,560,206	86.5%	80.0%
Stephen W. Elliott	1,660	*	37,748	1.3%	1.2%
Joshua Gindin, Esq. (10)	26,220	6.6%	43,732	1.5%	2.1%
Steven Leckerman	1,720	*	47,947	1.6%	1.5%
Ronald A. Rittenmeyer	—	—	—	—	—
John R. Schwab	460	*	37,136	1.3%	1.1%
All directors and executive officers as a group (11 persons) (11)	98,162	24.6%	243,624	8.2%	10.2%

*      Less than one percent.

(1)          The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, include securities as to which the person has or shares voting or investment power. Shares of NCO voting common stock which a person has the right to acquire within 60 days of March 31, 2011 are deemed outstanding for computing the share ownership and percentage ownership of the person having such right, but are not deemed outstanding for computing the percentage of any other person. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities. Fractional shares are rounded to the nearest whole share.

(2)          Includes 2,527,882 shares of Class A common stock owned by One Equity Partners II, L.P. (“OEP II”), 44,930 shares of Class L common stock and 11,233 shares of Class A common stock owned by OEP II Co-Investors, L.P. (“OEP II Co”) and 84,364 shares of Class L common stock and 21,091 shares of Class A common stock owned by OEP II Partners Co-Invest, L.P. (“OEP II Partners” and collectively with OEP II and OEP II Co, “OEP”). The general partner of OEP II is OEP General Partners II, L.P. (“OEP General”). The general partner of OEP General is OEP Holding Corporation (“OEP Holding”). The general partner of OEP II Co is OEP Co-Investors Management II, Ltd. (“OEP Co-Investors”). The general partner of OEP II Partners is OEP II Partners Co-Invest G.P., Ltd. (“OEP II Partners GP”). Messrs. Farmer and Kichler are managing directors of OEP Holding, OEP Co-Investors and OEP II Partners GP. Mr. Briance is a vice president of OEP. Messrs. Briance, Farmer and Kichler may be deemed to beneficially own these shares, but disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interest therein.

(3)          Includes 48,992 shares of Class L common stock and 12,248 shares of Class A common stock held by 2006 Co-Investment Portfolio, L.P., 24,845 shares of Class L common stock and 6,211 shares of Class A common stock held by StepStone Capital Partners II Onshore, L.P. and 31,131 shares of Class L common stock and 7,783 shares of Class A common stock held by StepStone Capital Partners II Cayman Holdings, L.P. StepStone Diversified Funds GP, LLC is the general partner of 2006 Co-Investment Portfolio, L.P., StepStone Capital Partners II Onshore, L.P. and StepStone Partners II Cayman Holdings, L.P.

(4)          All shares of Class L common stock and Class A common stock are held by Citigroup Capital Partners II Employee Master Fund, L.P. Citigroup Private Equity LP is the general partner of Citigroup Capital Partners II Employee Master Fund, L.P.

(5)          All shares of Class L common stock and Class A common stock are held by Helzberg Angrist Investors, I, LLC. Helzberg Angrist Capital, LLC is the manager of Helzberg Angrist Investors I, LLC.

(6)          Includes: (i) 306 shares of Class L common stock and 76 shares of Class A common stock owned by Mrs. Cheryl Lazarus which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy and for which he shares dispositive power with her; (ii) 8,442 shares of Class L common stock and 2,111 shares of Class A common stock held in trust for the benefit of members of Mr. Barrist’s family for which Mr. Barrist is a co-trustee and (iii) 9,108 shares of Class L common stock and 2,277 shares of Class A common stock held by the Barrist Family Foundation, a charitable trust, for which Mr. Barrist is co-trustee. Excludes 16,738 shares of Class L common stock and 4,184 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children, as to all of which shares Mr. Barrist disclaims beneficial ownership. Mrs. Cheryl Lazarus is the sister of Michael J. Barrist. Mr. Barrist’s address is c/o NCO Group, Inc., 507 Prudential Road, Horsham, Pennsylvania 19044.

(7)          Mr. Briance, our director, was designated by OEP. Mr. Briance is a vice president at OEP. Amounts disclosed for Mr. Briance are also included above in footnote 2. Mr. Briance disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.

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

(9)          Mr. Kichler, our director, was designated by OEP. Mr. Kichler is a managing director at OEP Holding, the general partner of OEP II General, the general partner of OEP II, and is a managing director of OEP Co-Investors and OEP II Partners GP. Amounts disclosed for Mr. Kichler are also included above in footnote 2. Mr. Kichler disclaims beneficial ownership of any shares beneficially owned by OEP, except to the extent of his pecuniary interest.

(10)    Includes: (i) 16,738 shares of Class L common stock and 4,184 shares of Class A common stock held in trust for the benefit of Mr. Barrist’s children for which Mr. Gindin is co-trustee and (ii) 8,442 shares of Class L common stock and 2,111 shares of Class A common stock held in trust for the benefit of members of Mr. Barrist’s family for which Mr. Gindin is co-trustee. Mr. Gindin’s address is c/o NCO Group, Inc., 507 Prudential Road, Horsham, Pennsylvania 19044.

(11)    Excludes 129,294 shares of Class L common stock and 2,560,206 shares of Class A common stock described in footnote 2.

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

Transactions with Certain Clients

An affiliate of Citigroup is an investor in us, and Citigroup is a client of ours. For the year ended December 31, 2010, we received fees for providing services to Citigroup of $47.8 million. At December 31, 2010, we had accounts receivable of $1.5 million due from Citigroup.

Employment of Related Persons

We employ Brett Leckerman as a general manager of one of our collection units. Mr. Leckerman is the son of Steven Leckerman, an executive officer of ours. Mr. Leckerman received salary and bonus totaling $139,795 in 2010. Mr. Brett Leckerman also received an automobile allowance in 2010. We believe that the compensation paid to Mr. Brett Leckerman was comparable with compensation paid to other employees with similar levels of responsibility and years of service.

Independence of the Board of Directors

Because our common stock is not listed on any national securities exchange or inter-dealer quotation system, we are not required to comply with the listing standards of such exchanges or quotation systems that require that a majority of an issuer’s directors be independent.

In evaluating the independence of our directors, we use the definition of independence contained in the listing standards of The NASDAQ Stock Market LLC, referred to as Nasdaq, the national securities exchange upon which our common stock was listed prior to the Transaction. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that Mr. Kangas is independent. Austin Adams, our director and member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee during 2010, resigned from our Board effective January 2011. Leo Pound, our director, chairman of our Audit Committee and member of our Nominating and Corporate Governance Committee, resigned from our Board effective March 2011.Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that Messrs. Adams and Pound were independent.

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

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The current members of the Audit Committee are Messrs. Kangas and Kichler. The current members of the Compensation Committee are Messrs. Kangas and Farmer. The current member of the Nominating and Corporate Governance Committee is Mr. Briance. Though not formally considered by our Board given that our securities are not registered or traded on any national securities exchange, based upon the listing standards of Nasdaq, we believe that Mr. Kangas is independent and Messrs. Briance, Farmer and Kichler are not independent.

Item 14.         Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP, our current independent registered public accounting firm, as of or for the years ended December 31, 2010 and 2009,  were as follows:

Services Rendered (1)	2010	2009
Audit fees	$1,950,000	$2,340,000
Audit-Related fees	$371,000	$450,000
Tax fees	$185,000	$225,000
All other fees	$8,500	$8,500

(1) The aggregate fees included in Audit Fees are fees billed for the fiscal year.

The aggregate fees included in each of the other categories are fees billed in the fiscal year.

Audit Fees. The audit fees for 2010 and 2009 include fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that generally only the independent registered public accounting firm can reasonably provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. The audit-related fees for 2010 and 2009 include fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards. Audit-related fees for 2010 and 2009 also include fees for SAS 70 engagements.

Tax Fees. Tax fees for 2010 and 2009 include fees for services related to tax compliance, and tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal and state tax compliance and advice, review of tax returns, and federal and state tax planning.

All Other Fees. All other fees for 2010 and 2009 represent annual fees for a subscription to PricewaterhouseCoopers’ proprietary research tool.

The Audit Committee has considered and determined that the services provided by PricewaterhouseCoopers LLP are compatible with PricewaterhouseCoopers LLP maintaining its independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by PricewaterhouseCoopers LLP. The policy provides for pre-approval by the Audit Committee, or the Chairman of the Audit Committee, of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before PricewaterhouseCoopers LLP is engaged to perform it. The Audit Committee pre-approved all of the audit and non-audit services provided to the Company by PricewaterhouseCoopers LLP in 2010 and 2009.

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

2.2

Agreement and Plan of Merger, dated as of February 27, 2007, by and between NCO Group, Inc. and Collect Holdings, Inc. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

2.3

Agreement and Plan of Merger by and among Outsourcing Solutions Inc., NCO Group, Inc. and NCO Acquisition Sub, Inc. dated as of December 11, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008)

2.4

Agreement and Plan of Merger by and among NCO Group, Inc., Systems & Services Technologies Merger Corp., System & Services Technologies, Inc. and JPMorgan Chase Bank, National Association dated as of August 27, 2007 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on May 13, 2008)

2.5

Amendment No. 1 dated as of December 12, 2007 to the Agreement and Plan of Merger by and among NCO Group, Inc., System & Services Technologies Merger Corp., System & Services Technologies, Inc, and JPMorgan Chase Bank, National Association (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on May 13, 2008)

3.1

Second Amended and Restated Certificate of Incorporation of NCO Group, Inc., as amended (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (333-144067), filed on March 31, 2009.

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

4.21

Form of Exchange 11.875% Senior Subordinated Note due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4/A (333-144067) filed on July 13, 2007)

4.22

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

4.23

Fifth Supplemental Indenture, dated as of February 29, 2008, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-150885) filed on May 13, 2008)

4.24

Sixth Supplemental Indenture, dated as of March 25, 2009, among NCO Group, Inc., the New Guarantor (as defined therein), and The Bank of New York Mellon, as successor to The Bank of New York, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-158745) filed on April 24, 2009)

4.25

Sixth Supplemental Indenture, dated as of March 25, 2009, among NCO Group, Inc., the New Guarantor (as defined therein), and The Bank of New York Mellon, as successor to The Bank of New York, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 (333-158745) filed on April 24, 2009)

4.26

Seventh Supplemental Indenture, dated as of March 24, 2010, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York Mellon, as Trustee, with respect to the Floating Rate Senior Notes due 2013 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on April 9, 2010 (333-165975))

4.27

Seventh Supplemental Indenture, dated as of March 24, 2010, among NCO Group, Inc., the New Guarantors (as defined therein), and The Bank of New York Mellon, as Trustee, with respect to the 11.875% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-1 filed on April 9, 2010 (333-165975))

Exhibit No.	Description

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

Second Amendment to Credit Agreement, dated as of June 30, 2005, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to the Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (000-21639), filed on November 9, 2005)

10.20

Fee Letter Agreement, dated November 15, 2006, between One Equity Partners II, L.P., Collect Holdings, Inc. and Collect Acquisition Corp. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007)

10.21

Stock Subscription Agreement, dated as of November 14, 2006, by and among Collect Holdings, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P. and OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.22

Stock Subscription Agreement, dated as of November 15, 2006, by and among Collect Holdings, Inc. and the several individuals listed on the signature page (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Registration Statement on Form S-4 (333-144067) filed on June 26, 2007) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits)

10.23

Credit Agreement between NCOP Capital III, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067), filed on November 14, 2007)

Exhibit No.	Description

10.24

Credit Agreement between NCOP Capital IV, LLC and CVI GVF FINCO, LLC dated as of August 31, 2007 (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067), filed on November 14, 2007)

10.25

Second Amended and Restated Exclusivity Agreement dated as of August 31, 2007 among NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., NCOP Capital I, LLC, NCOP-CF II, LLC, NCOP/CF, LLC, NCOP Capital III, LLC, NCOP Capital IV, LLC, CARVAL INVESTORS, LLC and CVI GVF FINCO, LLC (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067), filed on November 14, 2007)

10.26

Limited Liability Company Agreement of NCOP/CF II, LLC dated as of August 31, 2007 between NCOP Nevada Holdings, Inc. and CVI GVF FINCO, LLC. (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (333-144067), filed on November 14, 2007)

10.27

First Amended Credit Agreement dated as of February 8, 2008 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors, Citizens Bank of Pennsylvania, and RBS Securities Corporation d/b/a RBS Greenwich Capital, as lead arranger and bookrunner, and the Lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008)

10.28

Security Agreement Supplement dated as of February 29, 2008 made by NCO Group, Inc., NCO Financial Systems, Inc., the Subsidiary Guarantors and the Other Grantors identified therein to Citizens Bank of Pennsylvania, as the Collateral Agent and Administrative Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008) ( NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.29

Intellectual Property Security Agreement, dated February 29, 2008, made by the persons listed on the signature pages in favor of Citizens Bank of Pennsylvania, as the Collateral Agent (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008) (NCO Group, Inc. agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedules or exhibits.)

10.30

Subscription Agreement dated as of February 27, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, OEP II Partners Co-Invest L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 (333-144067), filed on March 31, 2008)

10.31

Subscription Agreement dated as of December 8, 2008 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on December 12, 2008)

10.32

Second Amendment to Credit Agreement dated as of March 25, 2009 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 26, 2009)

10.33

Subscription Agreement dated as of March 25, 2009 by and among NCO Group, Inc., One Equity Partners II, L.P., OEP II Co-Investors, L.P., OEP II Partners Co-Invest, L.P. and several other individuals and entities listed on the signature pages thereto (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 26, 2009)

Exhibit No.	Description

10.34

Third Amendment to Credit Agreement dated as of March 31, 2010 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (333-144067) filed on March 31, 2010)

*10.35

First Amendment to Employment Agreement, dated as of September 23, 2010, between NCO Group, Inc. and Michael J. Barrist (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 24, 2011)

*10.36	First Amendment to Employment Agreement, dated as of September 27, 2010, between NCO Group, Inc. and Stephen W. Elliott

*10.37	First Amendment to Employment Agreement, dated as of September 27, 2010, between NCO Group, Inc. and Joshua Gindin

*10.38	First Amendment to Employment Agreement, dated as of September 28, 2010, between NCO Group, Inc. and Steven Leckerman

*10.39	First Amendment to Employment Agreement, dated as of September 27, 2010, between NCO Group, Inc. and John R. Schwab

*10.40

Employment Agreement, dated as of March 18, 2011, between NCO Group, Inc. and Ronald A. Rittenmeyer (incorporated by reference to Exhibits filed with NCO Group, Inc.’s Current Report on Form 8-K (333-144067) filed on March 24, 2011)

10.41

Fourth Amendment to Credit Agreement dated as of March 25, 2011 by and among NCO Group, Inc., NCO Financial Systems, Inc., certain guarantors under the Credit Agreement, Citizens Bank of Pennsylvania as the administrative agent, Citizens Bank of Pennsylvania as sole issuing bank and certain lenders

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

NCO GROUP, INC.

Date: March 31, 2011	By:	/s/ Ronald A. Rittenmeyer
Ronald A. Rittenmeyer,
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ Ronald A. Rittenmeyer	President and Chief Executive Officer	March 31, 2011
Ronald A. Rittenmeyer	(Principal Executive Officer)

/s/ John R. Schwab	Executive Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
John R. Schwab

/s/ Michael J. Barrist	Chairman of the Board	March 31, 2011
Michael J. Barrist

/s/ Henry H. Briance	Director	March 31, 2011
Henry H. Briance

/s/ Colin M. Farmer	Director	March 31, 2011
Colin M. Farmer

/s/ Edward A. Kangas	Director	March 31, 2011
Edward A. Kangas

/s/ Thomas J. Kichler	Director	March 31, 2011
Thomas J. Kichler

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

NCO Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of NCO Group, Inc and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010  in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 31, 2011

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents (includes cash and cash equivalents of consolidated variable interest entities: 2010, $357; 2009, $982)	$33,077	$39,221
Accounts receivable, trade, net of allowance for doubtful accounts of $5,796 and $5,824, respectively	171,350	178,067
Purchased accounts receivable, current portion, net of allowance for impairment of $158,694 and $144,397, respectively (includes purchased accounts receivable of consolidated variable interest entities: 2010, $8,307; 2009, $22,020)	29,683	50,960
Deferred income taxes	9,084	1,753
Prepaid expenses and other current assets	51,538	61,981
Total current assets	294,732	331,982

Funds held on behalf of clients (note 8)

Property and equipment, net	99,089	122,317

Other assets:
Goodwill	480,757	535,857
Trade name, net of accumulated amortization	83,508	83,912
Customer relationships and other intangible assets, net of accumulated amortization	195,071	258,682
Purchased accounts receivable, net of current portion (includes purchased accounts receivable of consolidated variable interest entities: 2010, $13,973; 2009, $18,586)	48,924	87,469
Deferred income taxes	4,249	3,548
Other assets	31,383	36,268
Total other assets	843,892	1,005,736
Total assets	$1,237,713	$1,460,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion (includes debt of consolidated variable interest entities: 2010, $ - ; 2009, $10,027)	$22,124	$41,699
Income taxes payable	4,662	2,838
Accounts payable	19,787	15,865
Accrued expenses (includes accrued expenses of consolidated variable interest entities: 2010, $666; 2009, $795)	91,280	107,250
Accrued compensation and related expenses	36,578	38,094
Deferred revenue, current portion	31,299	39,528
Deferred income taxes	1,158	—
Total current liabilities	206,888	245,274

Funds held on behalf of clients (note 8)

Long-term liabilities:
Long-term debt, net of current portion	867,229	909,831
Deferred income taxes (includes deferred income taxes of consolidated variable interest entities: 2010, $2,135; 2009, $1,475)	45,763	31,972
Deferred revenue, net of current portion	696	1,147
Other long-term liabilities	30,211	31,261

Commitments and contingencies (note 19)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 7,500 shares authorized, 3,626 and 3,152 shares issued and outstanding, respectively	36	31
Class L common stock, par value $0.01 per share, 800 shares authorized, 400 shares issued and outstanding	4	4
Class A common stock, par value $0.01 per share, 4,500 shares authorized, 2,961 shares issued and outstanding	30	30
Additional paid-in capital	764,535	763,828
Accumulated other comprehensive income (loss)	5,043	(551)
Accumulated deficit	(689,242)	(534,242)
Total NCO Group, Inc. stockholders’ equity	80,406	229,100
Noncontrolling interests	6,520	11,450
Total stockholders’ equity	86,926	240,550
Total liabilities and stockholders’ equity	$1,237,713	$1,460,035

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Operations

(Amounts in thousands)

	For the Years Ended December 31,
	2010	2009	2008

Revenues:
Services	$1,223,501	$1,400,610	$1,466,318
Portfolio	35,561	51,759	21,031
Reimbursable costs and fees	343,101	126,992	25,792
Total revenues	1,602,163	1,579,361	1,513,141

Operating costs and expenses:
Payroll and related expenses	702,032	781,888	845,481
Selling, general and administrative expenses	434,413	508,378	536,547
Reimbursable costs and fees	343,101	126,992	25,792
Depreciation and amortization expense	108,822	119,570	121,324
Impairment of intangible assets	57,015	30,032	289,492
Restructuring charges	18,272	10,868	11,600
Total operating costs and expenses	1,663,655	1,577,728	1,830,236

(Loss) income from operations	(61,492)	1,633	(317,095)

Other income (expense):
Interest and investment income	540	1,335	1,091
Interest expense	(90,344)	(99,212)	(94,831)
Other income (expense), net	2,455	6,936	(16,468)
Total other income (expense)	(87,349)	(90,941)	(110,208)
Loss before income taxes	(148,841)	(89,308)	(427,303)

Income tax expense (benefit)	6,872	(1,166)	(71,947)

Net loss	(155,713)	(88,142)	(355,356)

Less: Net loss attributable to noncontrolling interests	(713)	(3,921)	(18,250)

Net loss attributable to NCO Group, Inc.	$(155,000)	$(84,221)	$(337,106)

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

					Accumulated		Total
		Class L	Class A	Additional	Other		NCO Group, Inc.		Total	Total
	Preferred	Common	Common	Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’	Comprehensive
	Stock	Stock	Stock	Capital	Income (Loss)	Deficit	Equity	Interests	Equity	Income (Loss)

Balance, January 1, 2008	$14	$4	$18	$518,089	$2,835	$(112,915)	$408,045	$48,948	$456,993

Issuance of stock	9	—	10	219,702	—	—	219,721	—	219,721
Deemed dividend to JPM for SST acquisition	—	—	—	(17,500)	—	—	(17,500)	—	(17,500)
Preferred stock dividends	3	—	—	(3)	—	—	—	—	—
Stock-based compensation	—	—	1	667	—	—	668	—	668
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,242)	(12,242)
Investment in subsidiary by noncontrolling interests	—	—	—	—	—	—	—	2,436	2,436
Business combinations	—	—	—	—	—	—	—	1,911	1,911
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	—	(337,106)	(337,106)	(18,250)	(355,356)	$(355,356)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(6,569)	—	(6,569)	—	(6,569)	(6,569)
Change in fair value of cash flow hedges, net of taxes of $7,880	—	—	—	—	(13,818)	—	(13,818)	—	(13,818)	(13,818)
Net losses on cash flow hedges reclassified into earnings, net of taxes of $4,302	—	—	—	—	7,545	—	7,545	—	7,545	7,545
Total comprehensive loss										(368,198)
Less: comprehensive loss attributable to noncontrolling interests										18,250
Comprehensive loss attributable to NCO Group, Inc.										$(349,948)

Balance, December 31, 2008	26	4	29	720,955	(10,007)	(450,021)	260,986	22,803	283,789

Issuance of stock, net	1	—	—	39,664	—	—	39,665	—	39,665
Deemed investment by JPM for SST acquisition	—	—	—	2,161	—	—	2,161	—	2,161
Preferred stock dividends	4	—	—	(4)	—	—	—	—	—
Stock-based compensation	—	—	1	1,052	—	—	1,053	—	1,053
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,432)	(7,432)
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	—	(84,221)	(84,221)	(3,921)	(88,142)	$(88,142)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	4,656	—	4,656	—	4,656	4,656
Change in fair value of cash flow hedges, net of taxes of $410	—	—	—	—	(719)	—	(719)	—	(719)	(719)
Net losses on cash flow hedges reclassified into earnings, net of taxes of $3,147	—	—	—	—	5,519	—	5,519	—	5,519	5,519
Total comprehensive loss										(78,686)
Less: comprehensive loss attributable to noncontrolling interests										3,921
Comprehensive loss attributable to NCO Group, Inc.										$(74,765)

Balance, December 31, 2009	31	4	30	763,828	(551)	(534,242)	229,100	11,450	240,550

Preferred stock dividends	5	—	—	(5)	—	—	—	—	—
Stock-based compensation	—	—	—	712	—	—	712	—	712
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,733)	(4,733)
Investment in subsidiary by noncontrolling interests	—	—	—	—	—	—	—	516	516
Comprehensive income (loss), net of tax:
Net loss	—	—	—	—	—	(155,000)	(155,000)	(713)	(155,713)	$(155,713)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	2,389	—	2,389	—	2,389	2,389
Net losses on cash flow hedges reclassified into earnings, net of taxes of $1,828	—	—	—	—	3,205	—	3,205	—	3,205	3,205
Total comprehensive loss										(150,119)
Less: comprehensive loss attributable to noncontrolling interests										713
Comprehensive loss attributable to NCO Group, Inc.										$(149,406)

Balance, December 31, 2010	$36	$4	$30	$764,535	$5,043	$(689,242)	$80,406	$6,520	$86,926

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(155,713)	$(88,142)	$(355,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	108,822	119,570	121,324
Impairment of intangible assets	57,015	30,032	289,492
Provision for doubtful accounts	1,813	2,797	3,030
Impairment of purchased accounts receivable and other	14,321	26,514	98,892
Noncash interest	8,792	3,674	1,517
Noncash net (gains) losses on derivative instruments	(601)	43	6,241
Gain on sale of purchased accounts receivable	(1,100)	(361)	(3,002)
Deferred income taxes	2,104	(9,314)	(75,015)
Gain on sale of business	—	(4,441)	—
Other	5,432	3,707	3,960
Changes in operating assets and liabilities:
Accounts receivable, trade	5,635	43,863	11,765
Accounts payable and accrued expenses	(15,603)	(29,683)	(23,172)
Income taxes payable	920	(307)	4,599
Other assets and liabilities	11,287	522	9,458
Net cash provided by operating activities	43,124	98,474	93,733

Cash flows from investing activities:
Purchases of accounts receivable	(12,709)	(56,609)	(126,547)
Collections applied to principal of purchased accounts receivable	56,176	84,100	89,325
Proceeds from sales of purchased accounts receivable	3,388	525	4,757
Purchases of property and equipment	(24,313)	(32,142)	(43,396)
Cash received from sale of business	—	20,000	—
Net cash (paid) received related to acquisitions	(1,600)	704	(349,420)
Other	1,402	136	1,122
Net cash provided by (used in) investing activities	22,344	16,714	(424,159)

Cash flows from financing activities:
Repayment of notes payable	(14,859)	(24,594)	(35,476)
Borrowings under notes payable	—	—	21,691
Net (repayments of) borrowings under revolving credit facility	(7,000)	(64,500)	34,500
Repayment of borrowings under senior term loan	(42,039)	(39,345)	(10,745)
Borrowings under senior term loan, net of fees	—	—	134,135
Payment of fees related to debt	(2,758)	(2,477)	(4,317)
Investment in subsidiary by noncontrolling interests	—	—	2,436
Return of investment in subsidiary to noncontrolling interests	(4,733)	(7,855)	(12,242)
Issuance of stock, net	—	39,667	219,722
Payment of deemed dividend to JPM	—	(8,049)	(17,500)
Net cash (used in) provided by financing activities	(71,389)	(107,153)	332,204

Effect of exchange rate on cash	(223)	1,306	(3,181)

Net (decrease) increase in cash and cash equivalents	(6,144)	9,341	(1,403)

Cash and cash equivalents at beginning of the period	39,221	29,880	31,283

Cash and cash equivalents at end of the period	$33,077	$39,221	$29,880

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

1.              Nature of Operations and Basis of Presentation:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, the “Company” or “NCO”). NCO is an international provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through over 100 offices throughout North America, Asia, Europe and Australia. The Company provides services to more than 14,000 active clients, including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, retail and commercial, utilities, education and government, technology and transportation/logistics services. These clients are primarily located throughout North America, Asia, Europe and Australia. The Company’s largest client during the year ended December 31, 2010, was in the telecommunications sector and represented 7.1 percent of the Company’s consolidated revenue excluding reimbursable costs and fees for the year ended December 31, 2010.

Historically, the Company’s Portfolio Management business has also purchased and collected past due consumer accounts receivable from consumer creditors. Beginning in 2009, the Company significantly reduced its purchases of accounts receivable and made a decision to minimize further investments in the future. This decision resulted from declines in liquidation rates, competition for purchased accounts receivable, the continued uncertainty of collectibility, as well as potential regulatory changes affecting the purchased accounts receivable business.

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

The Company also considers whether any of its investments represent a variable interest entity (“VIE”) that is required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity.

The Company has investments in VIEs that purchase portfolios of purchased accounts receivable. Based on the Company’s significant participation in the VIEs’ profits or losses and its ability to direct the activities of the VIEs, the Company consolidates these VIEs as it is considered the primary beneficiary. The aggregate assets of the VIEs, that can only be used to settle obligations of the VIEs, and liabilities of the VIEs, for which beneficial interest holders do not have recourse to the Company’s general credit, are presented on the balance sheet.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.     Accounting Policies (continued):

Revenue Recognition:

Services:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client. Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured

CRM revenue is recognized based on the billable hours of each representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance, reduced by any contractual performance penalties the client may be entitled to, both as measured on a monthly basis. The impact of the performance criteria and penalties on the rate per billable hour is continually updated as revenue is recognized.

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

Deferred revenue primarily relates to prepaid fees for ARM collection and letter services for which revenue is recognized when the services are provided or the time period for which the Company is obligated to provide the services has expired. The following summarizes the changes in the balance of deferred revenue (amounts in thousands):

	For the Year Ended December 31,
	2010	2009
Balance at beginning of period	$40,675	$46,016
Additions	34,793	38,231
Revenue recognized	(43,528)	(43,585)
Foreign currency translation adjustment	55	13
Balance at end of period	$31,995	$40,675

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

During the fourth quarter of 2010, the Company identified $15.4 million of reimbursable costs and fees received from clients associated with certain contractual arrangements acquired in connection with the acquisition of TSYS Total Debt Management (note 4) that were incorrectly recorded on a net basis, as an offset to selling, general and administrative expenses in the statement of operations for the year ended December 31, 2009. Revenue for the year ended December 31, 2009 should have included these reimbursable costs and fees, with an equal and offsetting amount charged to operating expenses, due to the fact that the Company acted as principal and assumed overall risk in the transactions under these contractual arrangements. Although the Company concluded that the impact was not material to the 2009 financial statements, revenue and operating expenses have been revised to reflect the $15.4 million reimbursable costs and fees in both revenue and operating expenses in the statement of operations for the year ended December 31, 2009. The following summarizes the impact of this revision on the statement of operations for the year ended December 31, 2009 (in thousands):

	As Previously Reported	Adjustments	As Adjusted
Total revenue	$1,563,918	$15,443	$1,579,361
Total operating costs and expenses	$1,562,285	$15,443	$1,577,728
Income from operations	$1,633	$—	$1,633
Loss before income taxes	$(89,308)	$—	$(89,308)
Net loss attributable to NCO Group, Inc.	$(84,221)	$—	$(84,221)

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

2.     Accounting Policies (continued):

Goodwill and Other Intangible Assets (continued):

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

Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency for that subsidiary. The assets and liabilities of these foreign subsidiaries have been translated using the current exchange rates, and the income and expenses have been translated using rates consistent with average historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ equity as “Other comprehensive income (loss)” and are not included in determining consolidated net (loss) income. As of December 31, 2010 and 2009, “Accumulated other comprehensive income (loss)” included $5.4 million and $3.0 million of cumulative income, respectively, from foreign currency translation.

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

The Company is exposed to foreign currency fluctuations relating to its operations in foreign countries. In order to partially hedge cash flow exposure, the Company may periodically enter into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. The forward exchange contracts are recorded at their fair value on the accompanying balance sheets and may be designated as cash flow hedges. If the forward exchange contracts are designated as cash flow hedges, changes in the fair value, to the extent that the hedge was effective, are recorded, net of tax, in “Other comprehensive income (loss),” until earnings are affected by the variability of the hedged cash flows.

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

The Company is also exposed to interest rate fluctuations relating to its floating rate long-term debt. To manage this interest rate risk, from time to time the Company enters into interest rate swap agreements. The interest rate swap agreements may be designated as cash flow hedges and are recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in “Other comprehensive income (loss),” until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in the statement of operations. If the interest rate swap agreements are not designated as cash flow hedges, changes in their estimated fair value are recorded in “Interest expense” in the statement of operations (note 16).

The Company may also enter into interest rate cap contracts to manage interest rate risk relating to its floating rate long-term debt. These contracts are not cash flow hedges and, accordingly, changes in their estimated fair value are recorded in “Other income (expense)” in the statement of operations.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to its purchased accounts receivable operations, and embedded derivatives relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable. The embedded derivatives are not cash flow hedges and, accordingly, changes in their estimated fair value are recorded in “Interest expense” in the statement of operations. The embedded derivatives related to the nonrecourse credit facility are included in “Long-term debt” on the balance sheet because they are not separable from the notes payable and they have the same counterparty (note 12), and the embedded derivatives related to the sellers’ participation are included in “Accrued expenses” on the balance sheet.

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

3.         Restructuring Charges:

The Company has several restructuring plans under which it has recorded restructuring charges during 2009 and 2010, primarily in conjunction with streamlining the cost structure of the Company’s operations. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company currently expects to pay the remaining severance balance through 2013 and the remaining lease balance through 2016. The restructuring charges recorded during 2008 related to streamlining the cost structure of the Company’s legacy operations in conjunction with the acquisitions of OSI and SST (note 4).

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total
Balance at January 1, 2008	$7,635	$971	$8,606
Accruals	6,474	5,126	11,600
Cash payments	(6,812)	(3,477)	(10,289)
Property and equipment write-offs	(615)	—	(615)
Balance at December 31, 2008	6,682	2,620	9,302
Accruals	5,566	5,302	10,868
Cash payments	(3,686)	(4,925)	(8,611)
Balance at December 31, 2009	8,562	2,997	11,559
Accruals	14,992	3,280	18,272
Cash payments	(8,042)	(4,722)	(12,764)
Property and equipment write-offs	(3,084)	—	(3,084)
Balance at December 31, 2010	$12,428	$1,555	$13,983

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.     Business Combinations:

In September 2010, the Company acquired Health Blueprints, Inc., a healthcare consulting business, for approximately $1.6 million in cash.

On August 31, 2009, the Company acquired TSYS Total Debt Management, Inc. (“TDM”), a provider of accounts receivable management legal network solutions, for $4.5 million in cash which included $1.3 million of acquired cash. The Company allocated $983,000 of the purchase price to the customer relationships and recorded goodwill of $1.1 million. During the year ended December 31, 2009, the Company incurred acquisition costs of $154,000, which were recorded in selling, general and administrative expenses on the statement of operations. The TDM acquisition was included in the ARM segment.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.     Disposals of Business:

In October 2009, the Company sold its print and mail business, from the ARM segment, for approximately $18.7 million in cash. The net proceeds from the sale were used to pay down the Company’s senior term loan. In connection with the sale, during the year ended December 31, 2009, the Company recorded a gain of approximately $4.4 million, which is included in “Other income (expense)” on the statement of operations, and a $2.2 million deferred gain, which is amortized into earnings over the life of the ten-year servicing arrangement entered into with the buyer in connection with the disposal.

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

	At Fair Value as of
	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Forward exchange contracts	$—	$—	$—	$—	$—	$2	$—	$2

Liabilities:
Interest rate swaps	—	1,489	—	1,489	—	9,104	—	9,104
Forward exchange contracts	—	—	—	—	—	60	—	60
Embedded derivatives	—	—	2,486	2,486	—	—	3,306	3,306

Net liabilities	$—	$1,489	$2,486	$3,975	$—	$9,162	$3,306	$12,468

During the year ended December 31, 2010, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 fair value measurements.

To value the interest rate swaps and foreign currency forward exchange contracts, the Company obtains quotes from its counterparties. The Company considers such quotes to be Level 2 measurements. To gain assurance that such quotes reflect market participant views, the Company independently values its interest rate swaps, and independently validates the relevant exchange rates of its forward exchange contracts.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.     Fair Value (continued):

Recurring Measurement (continued):

Embedded derivatives represent the contingent payment provision embedded in the Company’s nonrecourse credit facility related to purchased accounts receivable and the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable. The Company values these embedded derivatives based on the present value of expected cash flows.  Inputs used to value these embedded derivatives are considered Level 3 measurements since they are unobservable. Changes in the fair market value of the embedded derivatives are recorded in interest expense on the statement of operations.

The following summarizes the change in the fair value of the embedded derivatives (amounts in thousands):

	For the Year Ended December 31,
	2010	2009
Balance at beginning of period	$3,306	$4,457
Accrued interest additions	681	1,486
Payments	(2,736)	(2,509)
Changes in fair value	1,235	(128)
Balance at end of period	$2,486	$3,306

For further information on the Company’s derivative financial instruments, refer to note 16.

Non-Recurring Measurement:

For the year ended December 31, 2010, the Company performed its annual impairment test during the fourth quarter. Due to the expected impact of the economic environment on the Company’s clients’ business in 2011 and beyond, in the fourth quarter of 2010 the Company reduced the budgeted volumes from certain of its clients in the CRM reporting unit. As a result, the Company’s 2010 annual impairment test for goodwill indicated that the carrying value of its CRM reporting unit exceeded its fair value. As a result of the annual impairment testing, the Company recorded goodwill impairment charges of $57.0 million in the CRM segment in 2010. Refer to note 10 for the assumptions used to determine fair values. The following table summarizes the non-financial assets measured at fair value on a nonrecurring basis in the balance sheet, by level within the fair value hierarchy (amounts in thousands):

	At Fair Value as of
	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
CRM:
Goodwill	$—	$—	$—	$—	$—	$—	$57,015	$57,015
Other intangible assets	$—	$—	$35,900	$35,900	$—	$—	$47,100	$47,100

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.     Fair Value (continued):

Fair Value of Financial Instruments (continued):

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2010 and 2009. However, if all or a portion of the purchased accounts receivable were sold at a discount to the expected future cash flows, the Company may realize a loss on the sale.

Notes Receivable:

The Company had notes receivable of $4.9 million and $5.1 million as of December 31, 2010 and 2009, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. The Company continually evaluates the collectability of these notes.

Long-Term Debt:

The following presents the carrying values and the estimated fair values of the Company’s long-term debt at December 31, 2010 (amounts in thousands):

	Carrying Value	Fair Value
Senior term loan	$507,220	$515,618
Senior revolving credit facility	10,000	9,961
Senior subordinated notes	200,000	152,500
Senior notes	165,000	141,990
Nonrecourse credit facility	1,778	1,778

The fair values of the Company’s senior term loan and senior revolving credit facility are based on market interest rates for debt with similar terms and maturities. The fair values of the Company’s Senior Notes and Senior Subordinated Notes are based on their trading prices at December 31, 2010. The stated interest rates of the Company’s nonrecourse credit facility approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.     Purchased Accounts Receivable:

As of December 31, 2010, the carrying value of Portfolio Management’s and ARM’s purchased accounts receivable were $75.5 million and $3.1 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $55.8 billion and $55.2 billion at December 31, 2010 and 2009, respectively.

The following summarizes the changes in purchased accounts receivable (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Balance at beginning of period	$138,429	$185,659	$245,585
Purchases:
Cash purchases	12,709	56,609	126,547
Portfolios acquired in business combinations	—	—	3,630
Collections	(103,991)	(155,342)	(205,024)
Revenue recognized	47,815	71,242	115,699
Proceeds from portfolio sales applied to carrying value	(2,288)	(164)	(1,755)
Allowance for impairment	(14,321)	(21,467)	(98,892)
Other	254	1,892	(131)
Balance at end of period	$78,607	$138,429	$185,659

Portfolio Management sells portfolios of accounts receivable based on a low probability of payment under the Company’s collection platform and other criteria. Proceeds from sales above the remaining carrying value are recorded as revenue. The following summarizes sales proceeds, carrying value and revenue recorded (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Proceeds from sales	$3,388	$525	$4,757
Less carrying value	2,288	164	1,755
Portfolio sales revenue	$1,100	$361	$3,002

The following presents the change in the allowance for impairment of purchased accounts receivable (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$144,397	$123,804	$24,962
Additions	20,503	26,347	99,593
Recoveries	(6,182)	(4,880)	(701)
Other	(24)	(874)	(50)
Balance at end of period	$158,694	$144,397	$123,804

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.     Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$112,108	$167,411	$366,584
Additions	8,477	57,088	125,750
Revenue recognition	(47,815)	(71,242)	(115,699)
Reclassifications to nonaccretable difference	(16,787)	(40,729)	(210,824)
Foreign currency translation adjustment	(230)	(420)	1,600
Balance at end of period	$55,753	$112,108	$167,411

During the years ended December 31, 2010, 2009 and 2008, the Company purchased accounts receivable for a cost of $12.7 million, $56.6 million and $126.5 million, respectively, that had contractually required payments receivable at the date of acquisition of $718.3 million, $2.9 billion and $4.3 billion, respectively, and expected cash flows at the date of acquisition of $21.2 million, $113.7 million and $248.7 million, respectively.

8.     Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $70.5 million and $75.1 million at December 31, 2010 and 2009, respectively, have been shown net of their offsetting liability for financial statement presentation.

9.     Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

	Estimated Useful Life	December 31, 2010	December 31, 2009
Land		$70	$70
Buildings	15 to 30 years	6,726	6,701
Computer equipment	5 years	127,438	130,085
Computer software	5 years	97,900	86,779
Leasehold improvements	5 to 15 years	45,307	52,621
Furniture and fixtures	5 to 10 years	21,164	25,287
Capital leases		5,420	5,420
		304,025	306,963
Less accumulated depreciation		(204,936)	(184,646)
		$99,089	$122,317

Accumulated depreciation at December 31, 2010 and 2009, includes $1.7 million and $682,000, respectively, of accumulated amortization related to capital leases. During the years ended December 31, 2010, 2009 and 2008, the Company recorded depreciation expense of $44.2 million, $51.5 million and $56.2 million, respectively.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.     Property and Equipment (continued):

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018. The following represents the future minimum lease payments, by year and in the aggregate, under capital leases and the present value of net minimum lease payments as of December 31, 2010 (amounts in thousands):

2011	$724
2012	745
2013	768
2014	790
2015	814
Thereafter	2,030
Total minimum payments	5,871
Less interest	(1,743)
Present value of net minimum lease payments	$4,128

10.  Goodwill and Other Intangible Assets:

Goodwill is allocated and tested at the reporting unit level. Goodwill is tested for impairment each year during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units are ARM, CRM and Portfolio Management.

NCO trade name is an indefinite-lived intangible asset and therefore not subject to amortization. Similar to goodwill, the trade name is reviewed at least annually for impairment.

Fair values are determined by using a combination of the market approach and income approach. The Company’s fair value calculations are based on projected financial results that are prepared in connection with the Company’s annual budget and forecasting process. The fair value calculations are also based on other assumptions including long-term growth rates and weighted average cost of capital.

2010 fair value calculations assumed long-term growth rates of 3 percent and weighted average cost of capital ranging from approximately 14 percent to 18 percent. Due to the expected impact of the economic environment on the Company’s clients’ business in 2011 and beyond, in the fourth quarter of 2010 the Company reduced the budgeted volumes from certain of its clients in the CRM reporting unit. As a result, the Company’s 2010 annual impairment test for goodwill indicated that the carrying value of its CRM reporting unit exceeded its fair value.

2009 fair value calculations assumed long-term growth rates of 3 percent and weighted average cost of capital ranging from approximately 13 percent to 14 percent. Due to the expected impact of the economic environment on the Company’s clients’ business in 2010, in the fourth quarter of 2009 the Company reduced the expected volumes from certain of its clients in the CRM reporting unit. As a result, the Company’s 2009 annual impairment test for goodwill indicated that the carrying value of its CRM reporting unit exceeded its fair value.

2008 fair value calculations assumed long-term growth rates of 4 percent and weighted average cost of capital ranging from approximately 13 percent to 14 percent. Late in 2008, the Company’s ARM and Portfolio Management reporting units experienced a significant reduction in the collectability of both customer-placed and purchased accounts receivable resulting from deteriorating economic conditions. Due to the expected impact of the economic environment, the Company reduced its 2009 budgeted expectations for each of its reporting units. As a result, the Company’s 2008 annual impairment test for goodwill and trade name indicated that the carrying values of all of its reporting units exceeded their fair values.

As a result of the annual impairment testing, the Company recorded goodwill impairment charges of $57.0 million in the CRM segment in 2010. In 2009, the Company recorded goodwill impairment charges of $24.7 million, and in 2008 the Company recorded goodwill impairment charges of $275.5 million and trade name impairment charges of $14.0 million.

The Company did not record an impairment charge for the NCO trade name as a result of the annual testing since its fair value was greater than its carrying value. However, if the projected revenue associated with the NCO trade name decreases by more than five percent, the Company may have to record an impairment of the NCO trade name.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.  Goodwill and Other Intangible Assets (continued):

The following summarizes the changes in the Company’s reporting units’ goodwill (amounts in thousands):

	ARM	CRM	Portfolio Management	Total
Balance at January 1, 2009:
Goodwill	$556,054	$128,365	$155,693	$840,112
Accumulated impairment	(73,205)	(46,597)	(155,693)	(275,495)
	482,849	81,768	—	564,617
Goodwill impairment	—	(24,753)	—	(24,753)
OSI acquisition	(3,369)	—	—	(3,369)
TDM acquisition	1,428	—	—	1,428
Foreign currency translation and other	(2,066)	—	—	(2,066)
Balance at December 31, 2009:
Goodwill	552,047	128,365	155,693	836,105
Accumulated impairment	(73,205)	(71,350)	(155,693)	(300,248)
	478,842	57,015	—	535,857
Goodwill impairment	—	(57,015)	—	(57,015)

Acquisitions	1,170	—	—	1,170
Foreign currency translation and other	745	—	—	745
Balance at December 31, 2010:
Goodwill	553,962	128,365	155,693	838,020
Accumulated impairment	(73,205)	(128,365)	(155,693)	(357,263)
	$480,757	$—	$—	$480,757

Trade name includes the NCO trade name, which is an indefinite-lived intangible asset and therefore is not subject to amortization.  Similar to goodwill, the NCO trade name is reviewed at least annually for impairment. At December 31, 2010, the balance of the NCO trade name was $82.6 million.

Trade name also includes certain trade names which are not considered to have indefinite lives and are therefore subject to amortization. At December 31, 2010 and 2009, the gross carrying amount of these trade names was $2.0 million, and the accumulated amortization was $1.1 million and $741,000, respectively.

Other intangible assets subject to amortization consist of customer relationships and non-compete agreements. During 2009, the Company began to reduce its purchases of portfolios of accounts receivable and has made a decision to minimize further investments in purchased accounts receivable in the future. This decision resulted primarily from the continuation of the difficult collection environment, the competitive market for portfolio investments, as well as potential regulatory changes affecting the purchased accounts receivable business. As a result of this decision, the Company recorded an impairment charge of $5.3 million in 2009, for the Portfolio Management reporting unit’s customer relationship intangible assets.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.  Goodwill and Other Intangible Assets (continued):

The following represents the other intangible assets subject to amortization (amounts in thousands):

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$438,332	$244,288	$437,412	$180,379
Non-compete agreements	3,372	2,345	3,955	2,306
Total	$441,704	$246,633	$441,367	$182,685

During the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense for these other intangible assets of $64.6 million, $67.3 million and $64.5 million, respectively. The following represents the Company’s expected amortization expense for each of the next five years from these other intangible assets (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2011	$63,729
2012	59,442
2013	53,533
2014	15,762
2015	2,605

11.  Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

	December 31, 2010	December 31, 2009
Accrued taxes	$13,670	$11,284
Accrued rent and other related expense associated with an abandoned location	11,100	11,100
Accrued interest	8,976	9,293
Restructuring costs	7,364	6,334
Accrued contract labor expenses	4,124	3,872
Customer refundable fees	1,375	5,766
Derivative instruments	1,489	9,164
Book overdrafts	717	8,363
Other accrued expenses	42,465	42,074
	$91,280	$107,250

12.  Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	December 31, 2010	December 31, 2009
Senior term loan	$507,220	$549,260
Senior revolving credit facility	10,000	17,000
Senior subordinated notes	200,000	200,000
Senior notes	165,000	165,000
Nonrecourse credit facility	1,778	14,322
Capital leases	4,709	4,789
Other	646	1,159
Less current portion	(22,124)	(41,699)
	$867,229	$909,831

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued):

The following summarizes the Company’s required debt payments (amounts in thousands):

2011	$22,124
2012	17,003
2013	646,947
2014	200,735
2015	749
Thereafter	1,795
$889,353

Senior Credit Facility:

The Company has a senior credit facility (“Credit Facility”) with a syndicate of financial institutions that, as of December 31, 2010, consisted of a term loan and a $100.0 million revolving credit facility. The Company is required to make quarterly principal repayments of $1.5 million on the term loan until its maturity in May 2013, at which time its remaining balance outstanding is due. The Company is also required to make quarterly prepayments of 75 percent of the excess cash flow from the Company’s purchased accounts receivable, and annual prepayments of 75 percent or 50 percent of its excess annual cash flow, based on its leverage ratio, less the amounts paid during the year from the purchased accounts receivable excess cash flow prepayments. The revolving credit facility requires no minimum principal payments until its maturity. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.0 million at December 31, 2010). As of December 31, 2010, the Company had $85.0 million of remaining availability under the revolving credit facility.

All borrowings bear interest at an annual variable rate, based on either the prime rate (3.25 percent at December 31, 2010), the federal funds rate (0.13 percent at December 31, 2010), or LIBOR (0.26 percent 30-day LIBOR at December 31, 2010) plus an applicable margin, which is based on the type of rate and the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, as defined in the loan agreement, subject to certain interest rate minimum requirements. The Company is charged a quarterly commitment fee on the unused portion of the revolving credit facility at an annual rate of 0.50 percent. For the years ended December 31, 2010 and 2009, the effective interest rate on the Credit Facility was approximately 9.23 percent and 8.61 percent, respectively. The Credit Facility also requires that the Company obtain certain levels of interest rate protection.

Borrowings under the Credit Facility are collateralized by substantially all of the Company’s assets. The Credit Facility contains certain financial and other covenants such as maintaining a maximum leverage ratio and a minimum interest coverage ratio, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, investments in purchased accounts receivable, disposition of assets, liens and dividends and other distributions. At December 31, 2010, the Company was not in compliance with its leverage ratio maximum of 5.75, and its interest coverage ratio minimum of 1.80; however, the Company received a waiver from its lenders for this breech of financial covenants.

Due to the expected impact of the economic environment on the Company’s clients’ business, and the resulting expected impact of that on the Company’s 2011 results, as well as financial covenant ratio adjustments required under the Credit Facility in 2011, the Company became uncertain of its ability to remain in compliance with the financial covenants through 2011. Therefore, on March 25, 2011, the Company amended the Credit Facility to, among other things, adjust certain financial covenants, including increasing certain maximum leverage ratios and decreasing certain minimum interest coverage ratios, extend the maturity date of the revolving credit facility from November 15, 2011 to December 31, 2012 and reduce the maximum borrowing capacity to $75.0 million through November 15, 2011 and $67.5 million thereafter, and permit the Company to sell all or a portion of its portfolios of purchased accounts receivable. Management believes that the Company will be able to maintain compliance with these covenants in 2011. The Company’s ability to maintain compliance with the covenants will be highly dependent on the Company’s results of operations and, to the extent necessary, the Company’s ability to implement remedial measures such as further reductions in operating costs. If the Company were to enter into an agreement with its lenders for future covenant compliance relief, such relief could result in additional fees and higher interest expense.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued):

Senior Credit Facility (continued):

If an event of default, such as failure to comply with covenants or change of control, and the failure to negotiate and obtain any required relief from the lenders, were to occur under the Credit Facility, the Company would not be able to borrow under the revolving credit facility and the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business.

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

The Senior Notes are senior unsecured obligations and are senior in right of payment to all existing and future senior subordinated indebtedness, including the Senior Subordinated Notes, and all future subordinated indebtedness. The Senior Notes bear interest at an annual rate equal to LIBOR plus 4.875 percent, reset quarterly.  For the years ended December 31, 2010 and 2009, the effective interest rate of the Senior Notes was approximately 5.21 percent and 5.82 percent, respectively. The Company may redeem the Senior Notes, in whole or in part, at any time at varying redemption prices depending on the redemption date, plus accrued and unpaid interest.

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

The indentures governing the Notes contain a number of covenants that limit the Company’s and its restricted subsidiaries’ ability, among other things, to: incur additional indebtedness and issue certain preferred stock, pay certain dividends, acquire shares of capital stock, make payments on subordinated debt or make investments, place limitations on distributions from restricted subsidiaries, issue or sell capital stock of restricted subsidiaries, guarantee indebtedness, sell or exchange assets, enter into transactions with affiliates, create certain liens, engage in unrelated businesses, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries on a consolidated basis. As of December 31, 2010, the Company was in compliance with all required covenants. In addition, upon a change of control, the Company is required to offer to repurchase all of the Notes then outstanding, at a purchase price equal to 101 percent of their principal amount, plus any accrued interest to the date of repurchase.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued):

Nonrecourse Credit Facility:

The Company has a nonrecourse credit facility that funded certain purchases of accounts receivable prior to 2009. The Company does not have the ability to make any additional borrowings under the nonrecourse credit facility. The financing was structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement or under various equity sharing arrangements. The lender financed non-equity borrowings with floating interest at an annual rate equal to LIBOR (0.26 percent 30-day LIBOR at December 31, 2010) plus 2.50 percent, or as negotiated. These borrowings are due two years from the date of each respective loan, unless otherwise negotiated. As additional return on the debt financed portfolios the lender receives residual cash flows, as negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by the Company, including interest. Residual cash flow payments are accrued for as embedded derivatives.

Borrowings under this credit facility are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. The nonrecourse debt agreements contain a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed by the nonrecourse lender, in addition to other remedies.

The debt outstanding under this facility was $1.8 million and $14.3 million as of December 31, 2010 and 2009, respectively, which included $1.8 million and $2.1 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 10.8 percent and 12.8 percent for the years ended December 31, 2010 and 2009, respectively. The nonrecourse debt agreements contain certain covenants such as meeting minimum cumulative collection targets. As of December 31, 2010, the Company was in compliance with all required covenants.

Capital leases:

The Company leases two real estate facilities under capital leases. These leases have ten year terms, expiring in 2018.

13.  Operating Leases:

The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2011 and 2021, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more. The following future minimum payments have been reduced by minimum sublease rentals of $350,000, due in the future under noncancelable subleases, and do not include the leases from the Company’s former Fort Washington locations (note 19) (amounts in thousands):

2011	$44,826
2012	38,531
2013	31,775
2014	20,798
2015	14,725
Thereafter	16,667
$167,322

For the years ended December 31, 2010, 2009 and 2008, rent expense was $48.5 million, $55.4 million and $51.0 million, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes:

Consolidated income before income taxes consists of the following components (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Domestic	$(123,678)	$(90,630)	$(434,016)
Foreign	(25,163)	1,322	6,713
	$(148,841)	$(89,308)	$(427,303)

Income tax expense (benefit) consisted of the following components (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Currently payable:
Federal	$37	$—	$—
State	1,197	1,397	1,921
Foreign	(999)	2,260	2,976

Deferred:
Federal	3,906	(1,815)	(73,596)
State	191	(770)	(3,333)
Foreign	2,540	(2,238)	85
Income tax expense (benefit)	$6,872	$(1,166)	$(71,947)

The components of the deferred tax assets and liabilities consisted of the following (amounts in thousands):

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$140,787	$129,441
Deferred contractual revenue	7,744	12,714
Accrued acquisition costs	500	1,416
Tax credit carryforwards	14,808	12,648
Accrued expenses	18,290	20,544
Total deferred tax assets	182,129	176,763
Valuation allowance	(110,741)	(68,416)
Net deferred tax assets	71,388	108,347

Deferred tax liabilities:
Intangible assets	93,189	111,330
Prepaid expenses	4,668	5,236
Property and equipment	220	2,835
Purchased accounts receivable	6,900	15,617
Total deferred tax liabilities	104,977	135,018
Net deferred tax liabilities	$(33,589)	$(26,671)

The Company had a $104.0 million deferred tax asset for federal net operating loss carryforwards of $297.2 million at December 31, 2010, which expire between 2019 and 2030. The Company had a $93.7 million deferred tax asset for federal net operating loss carryforwards of $267.7 million at December 31, 2009.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued):

At December 31, 2010, approximately $122.1 million of the Company’s federal net operating loss carryforwards are subject to limitations as defined by Section 382 of the Internal Revenue Code.  Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period.

The Company had a $6.6 million deferred tax asset for foreign net operating loss carryforwards of $24.5 million at December 31, 2010, which will begin to expire in 2013 and in some countries are indefinite. The Company had $18.1 million of foreign net operating loss carryforwards at December 31, 2009.

The Company had a deferred tax asset of $30.2 million for state net operating loss carryforwards at December 31, 2010, which expire between 2011 and 2030. At December 31, 2009, the Company had a deferred tax asset of $30.7 million for state net operating loss carryforwards.

The deferred tax liability related to intangible assets arose primarily from the Transaction on November 15, 2006, as well as other subsequent acquisitions.

Valuation Allowance:

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

As a result of incurring cumulative losses over the past several years, the Company has provided for a full valuation allowance of $86.5 million on the total federal and certain state and foreign net deferred tax assets as of December 31, 2010. In addition, a valuation allowance of $24.2 million has been provided on a portion of deferred tax assets relating to certain foreign and state net operating losses and state tax credit carryforwards based on management’s assessment that it is more likely than not that such amounts will not be realized. This represents a total increase in the valuation allowance of $42.3 million due primarily to an increase in federal and certain state net deferred tax assets and additional state and foreign net operating losses in 2010. Of the total increase in 2010, $3.1 million relates to adjustments to the beginning of the year balance of the valuation allowance for certain federal, state and foreign deferred tax assets due to changes in judgment in the realizabilty of the related deferred tax asset in future years.

The following table presents the changes in the valuation allowance for deferred tax assets (amounts in thousands):

		Additions
	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to other			end of
	of year	expenses	accounts(1)	Deductions		year

Year ended December 31, 2010	$68,416	$45,818	$—	$(3,493	)(2)	$110,741

Year ended December 31, 2009	$31,351	$35,088	$1,977	$—		$68,416

Year ended December 31, 2008	$24,037	—	$8,260	$(946	)(3)	$31,351

(1)          The increases in the valuation allowance not charged to the provision for income taxes relate to amounts recorded as an adjustment to goodwill.

(2)          Relates primarily to a credit to the provision for income taxes due to the expiration of federal and certain state net operating losses in the year.

(3)          Relates to a credit to the provision for income taxes for state net operating losses.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued):

Effective Tax Rate:

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

	For the Year Ended December 31,
	2010	2009	2008
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal	(0.6)	(0.2)	0.5
Goodwill impairment	(6.2)	(7.8)	(17.4)
Valuation allowance	(24.1)	(30.1)	—
Permanent items	0.7	3.0	(0.1)
Noncontrolling interest	—	(0.5)	(2.1)
Foreign	(7.6)	(1.0)	(0.2)
Other, net	(1.8)	2.9	1.1
Effective tax rate	(4.6)%	1.3%	16.8%

The effective tax rate for the year ended December 31, 2010 is primarily impacted by the goodwill impairment and increase to the valuation allowance in 2010. The majority of our goodwill is not deductible for income tax purposes.

Taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries, which are deemed permanently reinvested, of $45.1 million and $41.9 million at December 31, 2010 and 2009, respectively. Quantification of the deferred tax liability associated with permanently reinvested earnings is not practicable.

Uncertain Tax Positions:

As of December 31, 2010 and 2009, the Company had $11.1 million and $12.7 million in reserves for uncertain tax positions, including penalties that, if recognized, would affect the effective tax rate.

The Company recognizes interest related to uncertain tax positions in “Interest expense.” Interest expense (benefit) on unrecognized tax benefits was $(519,000), $(2.7) million, and $681,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company had $4.0 million and $4.5 million, respectively, of accrued interest related to uncertain tax positions.

The Company recognizes penalties related to uncertain tax positions in the provision for income taxes. Penalties included in income taxes on unrecognized tax benefits were $78,000, $(192,000), and $203,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the Company had accrued penalties related to uncertain tax positions of $1.1 million and $1.0 million, respectively.

The Company believes that it is reasonably possible that a decrease of $1.2 million in unrecognized tax benefits may be necessary within the next twelve months due to a lapse in the statute of limitations. The Company’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is classified as a current liability.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued):

The following is a roll-forward of the Company’s gross unrecognized tax benefits (amounts in thousands):

Balance at January 1, 2008	$9,617
Prior year positions:
Additions	1,407
Change in exchange rates	(1,349)
Reductions due to statute lapse	(852)

Balance at January 1, 2009	8,823
Prior year positions:
Additions	6,510
Reductions	(340)
Current year positions:
Additions	521
Settlements with tax authorities	(4,394)
Change in exchange rates	734
Reductions due to statute lapse	(148)

Balance at December 31, 2009	11,706
Prior year positions:
Additions	10
Reductions	(5)
Current year positions:
Additions	785
Change in exchange rates	(85)
Reductions due to statute lapse	(2,360)

Balance at December 31, 2010	$10,051

The Company is subject to federal, state and foreign income tax audits from time to time that could result in proposed assessments. The Company cannot predict with certainty how these audits will be resolved and whether the Company will be required to make additional tax payments, which may or may not include penalties and interest. As of December 31, 2010, the Company is no longer subject to federal income tax examinations for years prior to 2006. For most states and foreign countries where the Company conducts business, the Company is subject to examination for the preceding three to six years.  In certain states and foreign countries, the period could be longer.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

15.  Stockholders’ Equity:

The following summarizes the Company’s share activity (shares in thousands):

		Class L	Class A
	Preferred	Common	Common
Balance, January 1, 2008	1,408	364	1,822
Issuance of preferred stock	867	—	—
Issuance of preferred stock dividends	298	—	—
Issuance of common stock, net of cancelations	—	37	1,012
Issuance of restricted stock, net of cancelations	—	—	103
Balance, December 31, 2008	2,573	401	2,937
Issuance of preferred stock	176	—	—
Issuance of preferred stock dividends	403	—	—
Issuance of common stock, net of cancelations	—	(1)	24
Balance, December 31, 2009	3,152	400	2,961
Issuance of preferred stock dividends	474	—	—
Balance, December 31, 2010	3,626	400	2,961

Capital Stock:

The Company is authorized to issue three classes of capital stock: Preferred Stock, par value $0.01 per share, Class L Common Stock, par value $0.01 per share (“Class L”) and Class A common stock, par value $0.01 per share (“Class A”). Shares of Class L, Class A and three series of Preferred Stock, Series A 14 percent PIK Preferred Stock (“Series A”), Series B-1 19 percent PIK Preferred Stock (“Series B-1”), and Series B-2 19 percent Preferred Stock (“Series B-2”), are issued and outstanding.

Series A is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 14 percent and Series B-1 is entitled to a quarterly “paid-in-kind” dividend at an annual rate of 19 percent. Series B-2 is entitled to a yield at an annual rate of 19 percent and Class L is entitled to a yield at an annual rate of 14 percent. The dividends and yields are calculated on February 28, May 31, August 31, and November 30 of each year.  The yields for Series B-2 and Class L are compounding and accumulate on the unreturned initial investment but are not declared until payment. As of December 31, 2010, the accumulated yield for shares of Series B-2 and Class L was $1.9 million and $68.1 million, respectively.

The following presents the Series A and Series B-1 shares issued for the “paid-in-kind” dividends (shares in thousands):

	For the Year Ended December 31,
	2010	2009
Series A	430	374
Series B-1	44	28

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

Stock-based Compensation:

The Company has a Restricted Share Plan, as amended and restated that is administered by the Compensation Committee of the Board of Directors, which approves the grants to employees recommended by the Company’s chief executive officer and to the Company’s independent directors. Shares of restricted stock granted under the Restricted Share Plan vest in 25 percent increments over a period of four years, provided that the recipient remains employed by the Company. At December 31, 2010, an aggregate of 333,011 restricted shares of Class A common stock had been awarded and 3,656 shares of Class A common stock were available for future awards under the Restricted Share Plan. Compensation expense recognized related to the awards for the years ended December 31, 2010, 2009 and 2008 was $712,000, $1.1 million and $667,000, respectively. At December 31, 2010, there was $456,000 of unrecognized pre-tax compensation cost related to the non-vested restricted shares. The Company measures compensation expense based on the grant date fair value, and has elected to recognize this compensation expense on a straight-line basis over the weighted-average service period, which is expected to be four years.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

16.       Derivative Financial Instruments:

The Company may enter into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These contracts may be designated as cash flow hedges. At December 31, 2010, the Company had no forward exchange contracts outstanding.

The Company has interest rate swap agreements to minimize the impact of LIBOR fluctuations on interest payments on the Company’s floating rate debt. The interest rate swaps may be designated as cash flow hedges. The interest rate swaps cover an aggregate notional amount of $293.7 million. The Company is required to pay the counterparties quarterly interest payments at a weighted average fixed rate ranging from 3.41 percent to 3.44 percent, and receives from the counterparties variable quarterly interest payments based on LIBOR. The net interest paid or received is included in interest expense. On March 25, 2009, the Company amended its senior credit facility, which amendment included a minimum LIBOR of 2.50 percent. This amendment caused the existing interest rate swaps to become ineffective and, as of March 25, 2009, these interest rate swaps were not accounted for as cash flow hedges. Accordingly, the fair value of the interest rate swaps at March 25, 2009 is being amortized to interest expense, using the effective interest rate method, over the remaining lives of the interest rate swap agreements, and future changes in the fair value of these interest rate swaps after March 25, 2009 are recorded in interest expense. The Company’s interest rate swaps expire during the first quarter of 2011.

The Company has embedded derivatives relating to the contingent payment provision in its nonrecourse credit facility relating to purchased accounts receivable, and relating to the sellers’ participation in collections that are in excess of minimum targets for certain portfolios of purchased accounts receivable.

The following summarizes the fair value of the Company’s derivatives (amounts in thousands):

	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedges:
Asset derivatives
Forward exchange contracts			Other current assets	$2
Total asset derivatives not designated as hedges				$2

Liability derivatives
Interest rate swaps	Accrued expenses	$1,489	Accrued expenses	$9,104
Embedded derivatives	Long-term debt and accrued expenses	2,486	Long-term debt and accrued expenses	3,306
Forward exchange contracts	Accrued expenses	—	Accrued expenses	60
Total liability derivatives not designated as hedges		$3,975		$12,470

The following table summarizes the effect of derivatives designated as hedges on the Company for the year ended December 31, 2009 (there were no derivatives designated as hedges for the year ended December 31, 2010) (amounts in thousands):

	Location of	Amount of	Amount of
	Gain (Loss)	Gain (Loss)	Gain (Loss)
	Reclassified	Recognized in	Reclassified
	into Earnings	OCI (net of taxes)	Into Earnings
Derivatives designated as hedges:
Interest rate swaps (prior to March 25, 2009)	Interest expense	$(719)	$(8,666)

Total derivatives designated as hedges		$(719)	$(8,666)

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

16.       Derivative Financial Instruments (continued):

The following table summarizes the effect of derivatives not designated as hedges on the Company (amounts in thousands):

		For the Year Ended December 31,
		2010	2009
		Amount of Gain	Amount of Gain
	Location of Gain (Loss)	(Loss) Recognized	(Loss) Recognized
	Recognized in Earnings	in Earnings	in Earnings
Derivatives not designated as hedges:
Forward exchange contracts	Other income (expense)	$1,206	$7,014
Interest rate swaps (after March 25, 2009)	Interest expense	(2,058)	(5,520)
Amortization of interest rate swaps	Interest expense	(5,033)	—
Embedded derivatives	Interest expense	(1,235)	128
Interest rate caps	Other income (expense)	—	(45)
Total derivatives not designated as hedges		$(7,120)	$1,577

17.    Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Cash paid for interest	$80,797	$100,181	$99,265
Cash paid for income taxes	3,046	1,504	4,276
Noncash investing and financing activities:
Fair value of assets acquired	—	15,168	139,489
Liabilities assumed from acquisitions	—	13,224	127,928
Capital leases	—	—	5,456
Adjustment to acquired assets and liabilities	—	—	(62)
Disposal of fixed assets	—	—	13

18.  Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, (the “Plan”), for its U.S. employees. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first six percent of an employee’s contribution. The Company also has similar type plans for its international employees. The charges to operations for these benefits were $ 2.1 million, $2.3 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a deferred compensation plan, (the “Deferred Compensation Plan”), to permit eligible employees of the Company to defer receipt and taxation of their compensation from the Company each year up to the limit in effect under Section 402(g) of the Internal Revenue Code, less amounts contributed to the Deferred Compensation Plan. The Company, at its discretion, may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by the Company are eligible to participate in the Deferred Compensation Plan. At December 31, 2010 and 2009, the Company had a liability of $957,000, related to the Deferred Compensation Plan.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.  Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with certain vendors that require minimum purchase commitments. These agreements expire between 2011 and 2012. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2011	$9,725
2012	7,392

$17,117

The Company incurred $12.7 million, $12.8 million and $8.4 million of expense from vendors associated with these purchase commitments for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations, client audits and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations, client audits and tax examinations to determine the impact and any required accruals.

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

Attorneys General:

From time to time, the Company receives subpoenas or other similar information requests from various states’ Attorneys General, requesting information relating to its Company’s debt collection practices in such states. The Company responds to such inquires or investigations and provides certain information to the respective Attorneys General offices. The Company believes it is in compliance with the laws of the states in which it does business relating to debt collection practices in all material respects. However, no assurance can be given that any such inquiries or investigations will not result in a formal investigation or an enforcement action. Any such enforcement actions could result in fines as well as the suspension or termination of its ability to conduct business in such states.

Other:

The Company is involved in other legal proceedings, regulatory investigations, client audits and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations, client audits or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.  Segment Reporting:

The Company’s business consists of three operating divisions: ARM, CRM and Portfolio Management. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM serves clients of all sizes in local, regional and national markets in North America, Europe and Australia through offices in North America, Asia, Europe and Australia. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM also provides accounts receivable management services to Portfolio Management. ARM recorded service revenue of $42.1 million, $60.5 million and $82.8 million from these services for the years ended December 31, 2010, 2009 and 2008.

The following table presents ARM revenue from customers by country (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
U.S.	$1,189,621	$1,102,449	$1,033,796
Canada	47,197	40,872	46,831
Australia	27,308	23,079	19,244
U.K.	15,749	22,353	25,751
Mexico	10,101	12,745	10,928

CRM provides customer relationship management services to clients in North America through offices in North America and Asia. CRM also provided certain services to ARM, and recorded revenue of $5.2 million and $2.9 million for these services for the years ended December 31, 2009 and 2008, respectively.

The following table presents CRM revenue from customers by country (amounts in thousands):

	For the Year Ended December 31,
	2010	2009	2008
U.S.	$277,026	$330,401	$351,671
Canada	1,673	2,536	7,985
Panama	1,653	1,555	1,440

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. Portfolio Management’s revenue was impacted by impairment charges recorded for a valuation allowance against the carrying value of portfolios of $14.3 million, $21.5 million and $98.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents total assets, net of intercompany balances, for each segment (amounts in thousands):

	December 31,
	2010	2009	2008
ARM	$1,004,573	$1,079,180	$1,220,399
CRM	151,626	239,373	283,328
Portfolio Management	81,514	141,482	197,912
Total assets	$1,237,713	$1,460,035	$1,701,639

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.       Segment Reporting (continued):

The following tables present the revenue, payroll and related expenses, selling, general and administrative expenses, reimbursable costs and fees, restructuring charges, income (loss) from operations before depreciation and amortization (including impairment of intangible assets) and capital expenditures for each segment (amounts in thousands):

	For the Year Ended December 31, 2010
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$1,332,067	$280,352	$31,835	$(42,091)	$1,602,163
Payroll and related expenses	486,036	212,828	3,168	—	702,032
Selling, general and admin. expenses	374,378	57,019	43,746	(40,730)	434,413
Reimbursable costs and fees	344,462	—	—	(1,361)	343,101
Restructuring charges	14,653	2,077	1,542	—	18,272

Income (loss) from operations before depreciation and amortization	$112,538	$8,428	$(16,621)	$—	$104,345

Capital expenditures	$17,415	$6,898	$—	$—	$24,313

	For the Year Ended December 31, 2009
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$1,261,998	$334,492	$48,482	$(65,611)	$1,579,361
Payroll and related expenses	542,919	238,836	5,244	(5,111)	781,888
Selling, general and admin. expenses	443,040	59,892	62,779	(57,333)	508,378
Reimbursable costs and fees	130,159	—	—	(3,167)	126,992
Restructuring charges	10,644	(635)	859	—	10,868

Income (loss) from operations before depreciation and amortization	$135,236	$36,399	$(20,400)	$—	$151,235

Capital expenditures	$19,144	$12,998	$—	$—	$32,142

	For the Year Ended December 31, 2008
	ARM	CRM	Portfolio Management	Eliminations	Total
Revenues	$1,219,348	$361,096	$18,389	$(85,692)	$1,513,141
Payroll and related expenses	583,658	256,895	7,822	(2,894)	845,481
Selling, general and admin. expenses	463,083	61,723	86,533	(74,792)	536,547
Reimbursable costs and fees	33,798	—	—	(8,006)	25,792
Restructuring charges	7,631	3,969	—	—	11,600

Income (loss) from operations before depreciation and amortization	$131,178	$38,509	$(75,966)	$—	$93,721

Capital expenditures	$24,134	$19,262	$—	$—	$43,396

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

21.  Related Party Transactions:

The Company pays OEP a management fee of $3.0 million per year, plus reimbursement of expenses, for management, advice and related services. These fees are included in selling, general and administrative expenses.

OEP is managed by OEP Holding Corporation, a wholly owned indirect subsidiary of JPMorgan Chase & Co. (“JPM”), and JPM is a client of the Company. For the years ended December 31, 2010, 2009 and 2008, the Company received fees for providing services to JPM of $10.0 million, $12.6 million and $14.8 million, respectively. Additionally, an affiliate of Citigroup is a co-investor of the Company, and Citigroup is a client of the Company. For the years ended December 31, 2010, 2009 and 2008, the Company received fees for providing services to Citigroup of $47.8 million, $57.5 million and $69.5 million, respectively.  At December 31, 2010, 2009 and 2008, the Company had accounts receivable of $1.5 million, $5.8 million and $3.3 million, respectively, due from Citigroup.

JPMorgan Chase Bank, N.A., an affiliate of JPM, is a lender under the Company’s Credit Facility. The Credit Facility consists of substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions for unrelated parties, and does not involve more than the normal risk of uncollectibility or present other unfavorable features.

The Company also has certain corporate banking relationships with affiliates of JPM and is charged market rates for these services.

On January 2, 2008, the Company acquired SST, a third-party consumer receivable servicer. Prior to the acquisition, SST was an indirect wholly owned subsidiary JPM. JPM also indirectly wholly owns OEP, which has had a controlling interest in the Company since November 15, 2006 (note 4).

22.  Recently Issued and Proposed Accounting Guidance:

In June 2009, the FASB issued authoritative guidance for transfers of financial assets. This guidance removes the concept of qualifying special-purpose entities and eliminates the exception from applying guidance related to consolidating of variable interest entities to qualifying special-purpose entities. This guidance requires additional disclosures in order to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The Company adopted this guidance on January 1, 2010, and it did not have a material impact on its financial condition or results of operations.

In October 2009, the FASB issued amended guidance for revenue recognition related to multiple-deliverable revenue arrangements. This guidance, among other things, creates a hierarchy for determining the selling price of a deliverable, which will now include an estimated selling price if neither vendor-specific objective evidence nor third-party evidence exist. This may result in more instances of separating consideration in multiple-deliverable arrangements. Disclosures related to multiple-deliverable revenue arrangements have also been expanded. This guidance was effective for the Company for revenue arrangements entered into or materially modified on or after January 1, 2011, and it will not have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued amended guidance for consolidation of variable interest entities. This guidance amends previous guidance to require companies to perform an analysis to determine if their variable interest gives them a controlling financial interest in the variable interest entity, and requires ongoing reassessments of who is the primary beneficiary of a variable interest entity. This guidance also requires enhanced disclosures of information about involvement in a variable interest entity. The Company adopted this guidance on January 1, 2010, and it did not have a material impact on its financial condition or results of operations.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.  Recently Issued and Proposed Accounting Guidance (continued):

In January 2010, the FASB issued amended guidance for disclosures about fair value measurements, which requires new disclosures regarding transfers in and out of Level 1 and 2 measurements and requires additional disclosures regarding activity in Level 3 measurements. This guidance also clarifies existing fair value disclosures regarding the level of disaggregation and the input and valuation techniques used to measure fair value. The Company adopted this guidance on January 1, 2010, except for the requirement for additional disclosures of Level 3 activity which is effective on January 1, 2011, and it did not have a material impact on its financial condition or results of operations.

In April 2010, the FASB issued amended guidance for loan modifications when the loan is part of a pool that is accounted for as a single asset. This guidance clarifies that modifications of loans that are accounted for within a pool, which have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance was effective for the Company for loan modifications made in or after the third quarter of 2010.  The Company adopted this guidance and it did not have a material impact on its results of operations or financial position.

In July 2010, the FASB issued amended guidance for disclosures about financing receivables and allowances for credit losses. The guidance requires further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new disclosure requirements are effective for the Company for the annual reporting period ending December 31, 2010. Certain disclosures related to allowance and modification activities will be effective for the Company for reporting periods beginning January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

In December 2010, the FASB issued amended guidance for business combinations, specifically related to disclosures of supplementary pro forma information. The amended guidance specifies that if comparative financial statements are presented, then revenue and earnings of the combined entity should be disclosed as though the business combination, which occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. The amended guidance also expands the supplemental pro forma information disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective for the Company for acquisitions occurring on or after January 1, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

In December 2010, the FASB issued amended guidance for goodwill and other intangible assets, specifically related to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under the amended guidance, if a reporting unit’s carrying amount is zero or negative then step 2 of the goodwill impairment test is required to be performed if it is more likely than not that a goodwill impairment exists. The amended guidance is effective for the Company on January 1, 2011. The Company is reviewing the guidance to assess the impact of adoption.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

23.  Allowance for Doubtful Accounts:

The following table presents the activity in the allowance for doubtful accounts (amounts in thousands):

		Additions
	Balance at	Charged to	Charged		Balance at
	beginning	costs and	to other		end of
	of year	expenses	accounts	Deductions(1)	year

Year ended December 31, 2010:
Allowance for doubtful accounts	$5,824	$1,813	$56	$(1,897)	$5,796

Year ended December 31, 2009:
Allowance for doubtful accounts	$5,008	$2,797	$500	$(2,481)	$5,824

Year ended December 31, 2008:
Allowance for doubtful accounts	$3,137	$3,030	$3,786	$(4,945)	$5,008

(1)          Uncollectible accounts written off, net of recoveries.

24.  Subsequent Events:

On March 18, 2011, the Company’s Board of Directors terminated the Company’s President and Chief Executive Officer, Michael J. Barrist, and appointed Ronald A. Rittenmeyer as the Company’s President and Chief Executive Officer. Mr. Barrist remains as the Company’s Chairman of the Board.

25.  Subsidiary Guarantor Financial Information:

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

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2010

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$19,409	$13,668	$—	$33,077
Accounts receivable, trade, net of allowance for doubtful accounts	—	153,526	17,824	—	171,350
Purchased accounts receivable, current portion	—	16,576	13,107	—	29,683
Deferred income taxes	(10,468)	17,094	2,458	—	9,084
Prepaid expenses and other current assets	1,587	21,800	28,151	—	51,538
Total current assets	(8,881)	228,405	75,208	—	294,732

Property and equipment, net	—	71,472	27,617	—	99,089

Other assets:
Goodwill	—	438,837	41,920	—	480,757
Trade name, net of accumulated amortization	—	80,661	2,847	—	83,508
Customer relationships and other intangible assets, net of accumulated amortization	—	182,734	12,337	—	195,071
Purchased accounts receivable, net of current portion	—	29,726	19,198	—	48,924
Investment in subsidiaries	754,036	(16,347)	—	(737,689)	—
Deferred income taxes	330	1,167	2,752	—	4,249
Other assets	11,037	18,713	1,633	—	31,383
Total other assets	765,403	735,491	80,687	(737,689)	843,892
Total assets	$756,522	$1,035,368	$183,512	$(737,689)	$1,237,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$20,014	$245	$1,865	$—	$22,124
Intercompany payable (receivable)	189,799	(289,904)	100,105	—	—
Income taxes payable	—	—	4,662	—	4,662
Accounts payable	750	16,305	2,732	—	19,787
Accrued expenses	6,749	54,046	30,485	—	91,280
Accrued compensation and related expenses	—	23,517	13,061	—	36,578
Deferred revenue, current portion	—	30,698	601	—	31,299
Deferred income taxes	—	5	1,153		1,158
Total current liabilities	217,312	(165,088)	154,664	—	206,888

Long-term liabilities:
Long-term debt, net of current portion	487,801	374,263	5,165	—	867,229
Deferred income taxes	(38,495)	79,609	4,649	—	45,763
Deferred revenue, net of current portion	—	696	—	—	696
Other long-term liabilities	9,498	10,286	10,427	—	30,211

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	80,406	735,602	2,087	(737,689)	80,406
Noncontrolling interests	—	—	6,520	—	6,520
Total stockholders’ equity	80,406	735,602	8,607	(737,689)	86,926
Total liabilities and stockholders’ equity	$756,522	$1,035,368	$183,512	$(737,689)	$1,237,713

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Balance Sheet

December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$18,984	$20,237	$—	$39,221
Accounts receivable, trade, net of allowance for doubtful accounts	—	156,600	21,467	—	178,067
Purchased accounts receivable, current portion	—	22,406	28,554	—	50,960
Deferred income taxes	(28,808)	29,327	1,234	—	1,753
Prepaid expenses and other current assets	1,358	29,741	30,882	—	61,981
Total current assets	(27,450)	257,058	102,374	—	331,982

Property and equipment, net	—	89,347	32,970	—	122,317

Other assets:
Goodwill	—	470,621	65,236	—	535,857
Trade name, net of accumulated amortization	—	81,065	2,847	—	83,912
Customer relationships and other intangible assets, net of accumulated amortization	—	239,393	19,289	—	258,682
Purchased accounts receivable, net of current portion	—	52,966	34,503	—	87,469
Investment in subsidiaries	729,604	19,005	—	(748,609)	—
Deferred income taxes	—	—	3,548	—	3,548
Other assets	12,852	22,144	1,272	—	36,268
Total other assets	742,456	885,194	126,695	(748,609)	1,005,736
Total assets	$715,006	$1,231,599	$262,039	$(748,609)	$1,460,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$29,334	$583	$11,782	$—	$41,699
Intercompany (receivable) payable	(953)	(132,621)	133,574	—	—
Income taxes payable	—	—	2,838	—	2,838
Accounts payable	—	13,387	2,478	—	15,865
Accrued expenses	14,367	67,538	25,345	—	107,250
Accrued compensation and related expenses	—	26,225	11,869	—	38,094
Deferred revenue, current portion	—	39,101	427	—	39,528
Total current liabilities	42,748	14,213	188,313	—	245,274

Long-term liabilities:
Long-term debt, net of current portion	517,521	388,531	3,779	—	909,831
Deferred income taxes	(82,653)	108,563	6,062	—	31,972
Deferred revenue, net of current portion	—	1,147	—	—	1,147
Other long-term liabilities	8,290	9,153	13,818	—	31,261

Stockholders’ equity:
Total NCO Group, Inc. stockholders’ equity	229,100	709,992	38,617	(748,609)	229,100
Noncontrolling interests	—	—	11,450	—	11,450
Total stockholders’ equity	229,100	709,992	50,067	(748,609)	240,550
Total liabilities and stockholders’ equity	$715,006	$1,231,599	$262,039	$(748,609)	$1,460,035

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2010

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,185,217	$290,953	$(252,669)	$1,223,501
Portfolio	—	14,468	21,093	—	35,561
Reimbursable costs and fees	—	342,798	303	—	343,101
Total revenues	—	1,542,483	312,349	(252,669)	1,602,163

Operating costs and expenses:
Payroll and related expenses	15	722,228	179,370	(199,581)	702,032
Selling, general and administrative expenses	4,217	368,602	114,682	(53,088)	434,413
Reimbursable costs and fees	—	342,798	303	—	343,101
Depreciation and amortization expense	—	85,610	23,212	—	108,822
Impairment of intangible assets	—	32,954	24,061	—	57,015
Restructuring charges	—	14,673	3,599	—	18,272
Total operating costs and expenses	4,232	1,566,865	345,227	(252,669)	1,663,655
(Loss) income from operations	(4,232)	(24,382)	(32,878)	—	(61,492)

Other income (expense):
Interest and investment income	244	(945)	1,241	—	540
Interest expense	(55,375)	(32,232)	(2,737)	—	(90,344)
Interest (expense) income to affiliate	(22,313)	29,913	(7,600)	—	—
Subsidiary (loss) income	(63,927)	(37,922)	—	101,849	—
Other income, net	891	1,353	211	—	2,455
Total other income (expense)	(140,480)	(39,833)	(8,885)	101,849	(87,349)
(Loss) income before income taxes	(144,712)	(64,215)	(41,763)	101,849	(148,841)

Income tax expense (benefit)	10,288	(1,494)	(1,922)	—	6,872

Net (loss) income	(155,000)	(62,721)	(39,841)	101,849	(155,713)

Less: Net loss attributable to noncontrolling interests	—	—	(713)	—	(713)

Net (loss) income attributable to NCO Group, Inc.	$(155,000)	$(62,721)	$(39,128)	$101,849	$(155,000)

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,407,142	$292,661	$(299,193)	$1,400,610
Portfolio	—	23,893	27,866	—	51,759
Reimbursable costs and fees	—	126,746	246	—	126,992
Total revenues	—	1,557,781	320,773	(299,193)	1,579,361

Operating costs and expenses:
Payroll and related expenses	16	822,506	185,043	(225,677)	781,888
Selling, general and administrative expenses	4,273	456,016	121,605	(73,516)	508,378
Reimbursable costs and fees	—	126,746	246	—	126,992
Depreciation and amortization expense	—	92,035	27,535	—	119,570
Impairment of intangible assets	—	30,032	—	—	30,032
Restructuring charges	—	4,204	6,664	—	10,868
Total operating costs and expenses	4,289	1,531,539	341,093	(299,193)	1,577,728
(Loss) income from operations	(4,289)	26,242	(20,320)	—	1,633

Other income (expense):
Interest and investment income	44	1,784	(493)	—	1,335
Interest expense	(68,219)	(31,621)	628	—	(99,212)
Interest (expense) income to affiliate	(6,047)	12,703	(6,656)	—	—
Subsidiary (loss) income	(18,687)	(12,164)	—	30,851	—
Other income (expense), net	7,014	(449)	371	—	6,936
	(85,895)	(29,747)	(6,150)	30,851	(90,941)
(Loss) income before income taxes	(90,184)	(3,505)	(26,470)	30,851	(89,308)

Income tax (benefit) expense	(5,963)	12,528	(7,731)	—	(1,166)

Net (loss) income	(84,221)	(16,033)	(18,739)	30,851	(88,142)

Less: Net loss attributable to noncontrolling interests	—	—	(3,921)	—	(3,921)

Net (loss) income attributable to NCO Group, Inc.	$(84,221)	$(16,033)	$(14,818)	$30,851	$(84,221)

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC.

Consolidating Statement of Operations

For the Year Ended December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Services	$—	$1,461,589	$345,138	$(340,409)	$1,466,318
Portfolio	—	21,557	(526)	—	21,031
Reimbursable costs and fees	—	25,632	160	—	25,792
Total revenues	—	1,508,778	344,772	(340,409)	1,513,141

Operating costs and expenses:
Payroll and related expenses	15	868,516	222,085	(245,135)	845,481
Selling, general and administrative expenses	4,200	491,496	136,125	(95,274)	536,547
Reimbursable costs and fees	—	25,632	160	—	25,792
Depreciation and amortization expense	—	92,176	29,148	—	121,324
Impairment of intangible assets	—	268,908	20,584	—	289,492
Restructuring charges	—	6,050	5,550	—	11,600
Total operating costs and expenses	4,215	1,752,778	413,652	(340,409)	1,830,236
Loss from operations	(4,215)	(244,000)	(68,880)	—	(317,095)

Other income (expense):
Interest and investment income	(10,396)	11,848	(361)	—	1,091
Interest expense	(65,080)	(29,183)	(568)	—	(94,831)
Interest (expense) income to affiliate	(2,660)	9,239	(6,579)	—	—
Subsidiary (loss) income	(281,167)	(49,538)	—	330,705	—
Other expense, net	—	(16,468)	—	—	(16,468)
	(359,303)	(74,102)	(7,508)	330,705	(110,208)
(Loss) income before income taxes	(363,518)	(318,102)	(76,388)	330,705	(427,303)

Income tax benefit	(26,412)	(37,315)	(8,220)	—	(71,947)

Net (loss) income	(337,106)	(280,787)	(68,168)	330,705	(355,356)

Less: Net loss attributable to noncontrolling interests	—	—	(18,250)	—	(18,250)

Net (loss) income attributable to NCO Group, Inc.	$(337,106)	$(280,787)	$(49,918)	$330,705	$(337,106)

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(25,069)	$44,443	$23,750	$43,124

Cash flows from investing activities:
Purchases of accounts receivable	—	(10,976)	(1,733)	(12,709)
Collections applied to principal of purchased accounts receivable	—	28,984	27,192	56,176
Proceeds from sales of purchased accounts receivable	—	1,686	1,702	3,388
Purchases of property and equipment	—	(15,304)	(9,009)	(24,313)
Net cash paid related to acquisitions	—	(1,600)	—	(1,600)
Other	—	1,402	—	1,402
Net cash provided by investing activities	—	4,192	18,152	22,344

Cash flows from financing activities:
Repayment of notes payable	—	(302)	(14,557)	(14,859)
Net repayment of borrowings under revolving credit facility	(7,000)	—	—	(7,000)
Repayment of borrowings under senior term loan	(42,039)	—	—	(42,039)
Borrowings under (repayment of) intercompany notes payable	76,862	(47,904)	(28,958)	—
Payment of fees related to debt	(2,754)	(4)	—	(2,758)
Return of investment in subsidiary to noncontrolling interests	—	—	(4,733)	(4,733)
Net cash provided by (used in) financing activities	25,069	(48,210)	(48,248)	(71,389)

Effect of exchange rate on cash	—	—	(223)	(223)

Net decrease in cash and cash equivalents	—	425	(6,569)	(6,144)

Cash and cash equivalents at beginning of the period	—	18,984	20,237	39,221

Cash and cash equivalents at end of the period	$—	$19,409	$13,668	$33,077

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(28,783)	$123,770	$3,487	$98,474

Cash flows from investing activities:
Purchases of accounts receivable	—	(54,196)	(2,413)	(56,609)
Collections applied to principal of purchased accounts receivable	—	36,443	47,657	84,100
Proceeds from sales of purchased accounts receivable	—	124	401	525
Purchases of property and equipment	—	(23,939)	(8,203)	(32,142)
Cash received from sale of business	—	20,000	—	20,000
Net cash received (paid) related to acquisitions	—	1,728	(1,024)	704
Other	—	136	—	136
Net cash (used in) provided by investing activities	—	(19,704)	36,418	16,714

Cash flows from financing activities:
Repayment of notes payable	—	(360)	(24,234)	(24,594)
Net repayments of revolving credit facility	(64,500)	—	—	(64,500)
Repayment of borrowings under senior term loan	(39,345)	—	—	(39,345)
Borrowings under (repayments of) intercompany notes payable	103,487	(100,056)	(3,431)	—
Payment of fees to obtain debt	(2,477)	—	—	(2,477)
Return of investment in subsidiary to noncontrolling interests	—	—	(7,855)	(7,855)
Issuance of stock, net	39,667	—	—	39,667
Payment of deemed dividend to JPM	(8,049)	—	—	(8,049)
Net cash provided by (used in) financing activities	28,783	(100,416)	(35,520)	(107,153)

Effect of exchange rate on cash	—	—	1,306	1,306

Net increase in cash and cash equivalents	—	3,650	5,691	9,341

Cash and cash equivalents at beginning of the period	—	15,334	14,546	29,880

Cash and cash equivalents at end of the period	$—	$18,984	$20,237	$39,221

25.  Subsidiary Guarantor Financial Information (continued):

NCO GROUP, INC

Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(Amounts in thousands)

	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in) provided by operating activities	$(7,991)	$55,591	$46,133	$93,733

Cash flows from investing activities:
Purchases of accounts receivable	—	(64,651)	(61,896)	(126,547)
Collections applied to principal of purchased accounts receivable	—	16,634	72,691	89,325
Proceeds from sales of purchased accounts receivable	—	1,274	3,483	4,757
Purchases of property and equipment	—	(34,756)	(8,640)	(43,396)
Net cash paid related to acquisitions	—	(324,207)	(25,213)	(349,420)
Other	—	1,122	—	1,122
Net cash used in investing activities	—	(404,584)	(19,575)	(424,159)

Cash flows from financing activities:
Repayment of notes payable	—	(215)	(35,261)	(35,476)
Borrowings under notes payable	—	—	21,691	21,691
Net borrowings under revolving credit facility	34,500	—	—	34,500
Repayment of borrowings under senior term loan	—	(10,745)	—	(10,745)
Borrowings under senior term loan, net of fees	—	134,135	—	134,135
Borrowings under (repayments of) intercompany notes payable	(228,721)	227,704	1,017	—
Payment of fees related to debt	(10)	(4,307)	—	(4,317)
Investment in subsidiary by noncontrolling interests	—	—	2,436	2,436
Return of investment in subsidiary to noncontrolling interests	—	—	(12,242)	(12,242)
Issuance of stock, net	219,722	—	—	219,722
Payment of deemed dividend to JPM	(17,500)	—	—	(17,500)
Net cash provided by (used in) financing activities	7,991	346,572	(22,359)	332,204

Effect of exchange rate on cash	—	—	(3,181)	(3,181)

Net (decrease) increase in cash and cash equivalents	—	(2,421)	1,018	(1,403)

Cash and cash equivalents at beginning of the period	—	17,755	13,528	31,283

Cash and cash equivalents at end of the period	$—	$15,334	$14,546	$29,880